Form 10-K
period 1993-12-31
CITIZENS FIRST BANCORP INC /NJ/
filed 1994-03-31
CIK 702163

     THIS CONFORMED PAPER FORMAT IS BEING SUBMITTED PURSUANT TO RULE 901(d)
                                OF REGULATION S-T

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   (X)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1993
                                       OR
   ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
              For the transition period from..........to .........

                          Commission file number 1-8413

                          CITIZENS FIRST BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

              New Jersey                                22-2395812
        (State of Incorporation)         (I.R.S. Employer Identification Number)

        208 Harristown Road, Glen Rock, New Jersey             07452-3306
        (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:  (201) 445-3400

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
Common Stock, No Par Value                    American Stock Exchange, Inc.
Series A Preferred Stock, No Par Value        American Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes..X. No....

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of February 18, 1994 (net of voting shares held by the officers and directors of the Registrant and Citizens First National Bank of New Jersey*) was $357,155,000.

              Number of shares outstanding on February 18, 1994:
              Common Stock, no par value              -   49,881,927 shares
              Series A Preferred Stock, no par value  -       66,486 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Documents                                     Part(s) Into Which Incorporated
(1) Definitive Proxy Statement                Part III, Items 10, 11, 12, 13
concerning the 1994 Annual Shareholders'
Meeting to be filed with the Commission
pursuant to Regulation 14A

(2)Annual Report to Shareholders for the      Part I, Item 1
fiscal year ended December 31, 1993           Part II, Items 5, 6, 7, 8

*Citizens First Bancorp, Inc. does not admit by virtue of the foregoing that its officers and directors or the officers of Citizens First National Bank of New Jersey, its wholly-owned subsidiary, are "affiliates" as defined in Rule 405.

                          CITIZENS FIRST BANCORP, INC.

                                INDEX - FORM 10-K


PART I                                                                     PAGE

      ITEM  1 - Business                                                      3

      ITEM  2 - Properties                                                   12

      ITEM  3 - Legal Proceedings                                            12

      ITEM  4 - Submission of Matters to a Vote of Security Holders          12


PART II

      ITEM  5 - Market for Citizens' Common Equity and Related
                Stockholder Matters                                          13

      ITEM  6 - Selected Financial Data                                      13

      ITEM  7 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          13

      ITEM  8 - Financial Statements and Supplementary Data                  13

      ITEM  9 - Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                          13


PART III

      ITEM 10 - Directors and Executive Officers of Citizens                 14

      ITEM 11 - Executive Compensation                                       15

      ITEM 12 - Security Ownership of Certain Beneficial Owners and
                Management                                                   15

      ITEM 13 - Certain Relationships and Related Transactions               15


PART IV

      ITEM 14 - Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                                  16


SIGNATURES                                                                   21

                                     PART I
Item 1 - Business

   As used in this Annual Report, unless the context indicates otherwise, the terms "Citizens" or "Company" refer to Citizens First Bancorp, Inc. and its subsidiary, the term "Bank" refers to Citizens First National Bank of New Jersey and its subsidiaries, the term "Investment" refers to Citizens First Investment Corp. and its subsidiary, the term "Financial" refers to C. F. Financial Corp., the term "Leasing" refers to C F Leasing Corp., and the term "Property" refers to C. F. Property, Inc. Citizens' and the Bank's principal executive offices are located at 208 Harristown Road, Glen Rock, New Jersey 07452-3306; telephone number (201) 445-3400.

   Citizens First Bancorp, Inc. is a bank holding company incorporated in New Jersey and registered under the Bank Holding Company Act of 1956, as amended.
It commenced business in 1982 when it acquired all the outstanding capital stock of the Bank. The Bank accounts for substantially all of the consolidated assets, revenues and operating results of Citizens. The only subsidiary of Citizens is the Bank, a full service commercial bank offering a complete range of individual, commercial and trust services through 50 banking offices located in the northern New Jersey counties of Bergen, Hudson, Morris and Passaic, and in Ocean County in southern New Jersey. On the basis of total deposits at June 30, 1993, Citizens ranked 182nd of the top 300 commercial banks in the United States and eleventh in size among commercial banking organizations in New Jersey. As of December 31, 1993, Citizens and the Bank employed 878 full-time equivalent employees.

   On March 21, 1994, Citizens announced the execution of a definitive merger agreement among National Westminster Bank Plc ("NatWest"), NatWest Holdings Inc., a subsidiary of NatWest, and Citizens. For information relating to the merger, see "Item 8 - Financial Statements and Supplementary Data" on page 13 hereof under the heading "Subsequent Event."

The Bank

   The Bank is a national banking association which was organized in 1920 and is a full service commercial bank providing a broad spectrum of personal, commercial and trust services, including secured and unsecured personal and business loans, real estate financing and letters of credit to consumers and local businesses. In addition, the Bank makes available to its customers checking, savings, time and retirement accounts, certificates of deposit and repurchase agreements. In response to the growing preference of customers seeking alternatives to traditional deposit products, the Bank introduced annuity and mutual fund sales programs. The trust department manages discretionary assets with a market value of $497,635,000 at year-end 1993.

   Financial, a wholly-owned subsidiary of Investment since 1985, was established in 1983 for the purpose of holding certain investment securities. Prior to 1985, Financial was a wholly-owned subsidiary of the Bank. Investment, a wholly-owned subsidiary of the Bank, was established in 1985 for the purpose of owning Financial.

   Leasing, a wholly-owned subsidiary of the Bank, was established in 1986 for the purpose of originating and servicing equipment leases.

   Property, a wholly-owned subsidiary of the Bank, was established in 1990 for the purpose of holding certain real estate acquired through foreclosure.

Market Area

   Citizens' offices are located in 5 New Jersey counties with the largest representation in Bergen County. The Bank's customer base is comprised of a variety of commercial and retail clients including a high concentration of middle and above average household incomes.

   The average household income of the Bank's northern New Jersey market area is 18% higher than the state average.* In Citizens' Bergen, Passaic and Morris County market areas, the average household income is 27%, 14% and 39% respectively higher than the state average.*

   Thirty-one branch offices are concentrated in Citizens' northern Bergen County market area including such communities as Ridgewood, Hillsdale and Bergenfield. The Bank's market area also includes communities within Morris, Passaic, Ocean and Hudson counties.

   In Bergen County, the Bank holds approximately 7.73% of the countywide deposits.** Citizens' deposit base of $2.3 billion is supported by 50 branch facilities. Substantially all branch offices provide a full range of consumer and commercial banking services.

   The Bank has implemented a "relationship banking" approach to serving customers, providing attractive packages of high quality services, developing new business, and proactively serving community needs. The "relationship banking" strategy was reinforced during the year with the introduction of SMARTBanking -TM-, a value-oriented package of consumer services, and annuity and mutual fund sales programs. The Bank believes that customer relationships will be strengthened and fee income increased by expanding the product line with these financial services.





* The household income data is from the 1991 Sheshunoff New Jersey Branch Deposit Book.
** The market share information is from the 1994 Sheshunoff New Jersey Branch
   Deposit Book.

Supervision and Regulation

   Citizens is a holding company registered under the Bank Holding Company Act of 1956, as amended ("Act"). Under the Act, bank holding companies may engage directly, or indirectly through subsidiaries, in activities which the Board of Governors of the Federal Reserve System ("FRS") determines to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. There is generally no restriction under the Act on the geographical area in which these non-banking activities may be conducted. Engaging in activities which the FRS has not determined to be incidental to banking requires specific FRS approval. Under FRS regulations, Citizens and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases, the sale of property, or the franchising of services.

   The Act prohibits a bank holding company from acquiring more than five percent of the voting shares or substantially all of the assets of any bank without the prior approval of the FRS, which is prohibited from approving an application by a bank holding company to acquire voting shares of any commercial bank in another state unless such acquisition is specifically authorized by the laws of the other state. New Jersey law permits mergers with banking organizations in other states, subject to reciprocal legislation.

   As a national bank, the Bank is subject to regulation and supervision by federal bank regulatory agencies. Federal law imposes certain restrictions on the Bank in extending credit to Citizens, and with certain exceptions, to other affiliates of Citizens, in investing in the stock or securities of Citizens, and in taking such stock or securities as collateral for loans to any borrower. The Bank is also subject to other statutes and regulations concerning required reserves, investments, loans, interest payable on deposits, establishment of branches and other aspects of its operation.

   In December 1992, as a result of the Bank's improved capital position and other factors, the Office of the Comptroller of the Currency ("OCC") terminated a Cease and Desist order issued in 1990 and entered into a Memorandum of Understanding ("MOU") with the Board of Directors setting forth areas that the Bank will continue to address to further the rebuilding process, including reducing the levels of nonperforming assets. The MOU requires the Bank to maintain a Tier 1 capital ratio of 6.5% of adjusted total assets, a Tier 1 capital ratio of 7.5% of risk-weighted assets, and total capital of 10.0% of risk-weighted assets. At December 31, 1993, the Bank was in full compliance with all regulatory capital requirements. As a result of the improved financial condition of the Bank, on March 15, 1994, the MOU was terminated.

   In December 1990, the Board of Directors of Citizens entered into a written agreement with the Federal Reserve Bank of New York ("FRB") concerning the operations of Citizens, the purpose of which is to restore and maintain the financial health of Citizens. Included among the matters covered by the agreement with the FRB are restrictions on the payment of dividends, bonuses, benefits and expenditures of an extraordinary nature by Citizens without notice to, or the prior approval of, the FRB. In March 1993, Citizens executed an amendment to its written agreement with the FRB permitting Citizens to declare and pay regular quarterly dividends on the preferred stock without being required to obtain prior written approval. In addition, in the fourth quarter of 1993, the FRB approved Citizens' request to declare and pay a Common Stock dividend of $.0425 per share, payable on February 1, 1994, to shareholders of record on January 14, 1994. As a result of the improved financial condition of Citizens, on March 15, 1994, the written agreement was terminated.

Governmental Monetary Policies

   The earnings of Citizens and the Bank are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

   The monetary policies of the Federal Reserve Board have had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve Board include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve Board also conducts open market transactions in United States government securities.

   From time to time various proposals are made in the United States Congress and the New Jersey legislature and before various regulatory authorities which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for financial institutions. It is impossible to predict whether any of the proposals will be adopted and the impact, if any, of such adoption on the business of Citizens and the Bank.

Statistical Information and Analysis

   This section presents certain statistical data concerning Citizens on a consolidated basis. Average data throughout this section was calculated on a daily basis and is representative of the consolidated operations of Citizens.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

   Citizens responds to this segment by incorporating by reference the material under the caption "Average Rates and Yields on a Taxable-Equivalent Basis" on pages 36 and 37 of Citizens' 1993 Annual Report to Shareholders, and the material under the captions "Net Interest Income" and "Rate/Volume Analysis of Net Interest Income" on pages 25 and 26 of Citizens' 1993 Annual Report to Shareholders.

II.   Securities Portfolio

A.    Book Value of Securities Portfolio
   Citizens responds to this segment by incorporating by reference the material under the caption "Securities Portfolio" on page 29 of Citizens' 1993 Annual Report to Shareholders.

B. The following table presents the maturity distributions and weighted average interest yields on a taxable-equivalent basis of securities of Citizens at December 31, 1993:


                                                                                             Weighted
                                                                               Market         Average
Type and maturity grouping (dollars in thousands)           Book Value          Value         Yield(1)
Investment securities:
   U.S. Treasury securities
      After 1 through 5 years                                $  50,070      $  50,047           4.18%
         Total                                                  50,070         50,047           5.28

   Obligations of U.S. Government agencies
      After 1 through 5 years                                   47,582         48,469           6.26
         Total                                                  47,582         48,469           6.26

   Obligations of states and political subdivisions (2)
      Within 1 year                                             22,034         22,040           4.42
      After 1 through 5 years                                    2,240          2,308           7.91
      After 5 through 10 years                                   1,178          1,232           9.60
      After 10 years                                                70             70          13.08
         Total                                                  25,522         25,650           4.99

   Other securities
    Bonds, notes and debentures
      Within 1 year                                              8,573          8,573           3.02
      After 1 through 5 years                                       60             56           6.67
      Stock of the Federal Reserve Bank                          3,103          3,103           6.00
         Total                                                  11,736         11,732           3.83
           Total investment securities                         134,910        135,898           5.04


Securities available for sale:
   U.S. Treasury securities
      Within 1 year                                            240,736        242,301           4.85
      After 1 through 5 years                                   55,500         56,519           5.13
         Total                                                 296,236        298,820           4.90

   Obligations of U.S. Government agencies
      After 1 through 5 years                                  120,797        119,797           5.36
         Total                                                 120,797        119,797           5.36
           Total securities available for sale                 417,033        418,617           5.03

               Total securities portfolio                     $551,943       $554,515           5.03%


(1) Weighted average yields are computed by dividing income earned by the book value of each maturity and type of security at the date indicated.

(2) Yields on tax-exempt obligations have been computed on a taxable-equivalent basis using a 35% tax rate.

III.  Loan Portfolio

A.    Types of Loans
   Citizens responds to this segment by incorporating by reference the material under the caption "Loans," "Commercial and Industrial Loans," "Real Estate Loans" and "Consumer Loans" on pages 29 and 30 of Citizens' 1993 Annual Report to Shareholders.

B. Maturities and Sensitivity of Loans to Changes in Interest Rates The following table presents information on the scheduled maturity and interest sensitivity of total loans by category at the date indicated:


                                                      December 31, 1993
                                              One         After One          After
                                             Year           Through           Five
(in thousands)                            Or Less        Five Years          Years
Commercial and industrial                $300,532          $ 46,295       $  6,948
Real estate-commercial                    312,824           348,109         84,799
Real estate-residential                    99,624            94,461        158,852
Real estate-construction                   38,103             7,192          6,250
Consumer                                  182,790            44,499         49,556
                                         $933,873          $540,556       $306,405


Loans with predetermined rates                             $524,696       $287,911
Loans with floating or adjustable rates                      15,860         18,494
                                                           $540,556       $306,405


C.    Risk Elements
   Citizens responds to this segment by incorporating by reference the material under the caption "Asset Quality" on pages 31 through 32 of Citizens' 1993 Annual Report to Shareholders.

IV.   Summary of Loan Loss Experience

A. The following table sets forth an analysis of changes in the allowance for loan losses at the dates indicated:

                                                                       Year Ended December 31
(dollars in thousands)                             1993           1992           1991           1990           1989
Total loans
Average                                      $1,708,083     $1,714,731     $1,867,356     $2,129,724     $2,046,612
Period-end                                    1,780,834      1,704,969      1,732,057      1,999,993      2,157,651


Allowance for loan losses at
  the beginning of the period                   $75,838        $75,597       $101,209       $ 18,128        $16,869

Loans charged off
Commercial and industrial                        10,630         14,030         31,290         27,396          3,262
Real estate-commercial                           11,148          2,666          2,347          9,095              -
Real estate-residential                             417            349            240            288             41
Real estate-construction                          6,993          6,572         10,434         28,438              -
Consumer                                          2,509          4,371          8,728          6,805          3,540
   Total loans charged off                       31,697         27,988         53,039         72,022          6,843

Recoveries
Commercial and industrial                           964          3,916          2,205          1,028            659
Real estate-commercial                               84             71             43              -              -
Real estate-residential                              16             92              -              -              -
Real estate-construction                            105             15             41              3              -
Consumer                                          1,478          1,135          1,138            822            843
   Total recoveries                               2,647          5,229          3,427          1,853          1,502

Net loans charged off                            29,050         22,759         49,612         70,169          5,341

Current period provision
  for loan losses                                17,000         23,000         24,000        153,250          6,600

Allowance for loan losses at
  the end of the period                         $63,788        $75,838       $ 75,597       $101,209        $18,128


RATIOS

Net loans charged off to
  average total loans                              1.70%          1.33%          2.66%          3.29%           .26%

Allowance for loan losses to
  total loans at period-end                        3.58           4.45           4.36           5.06            .84


   The allowance for loan losses is a valuation reserve established through charges to income. Loan losses are charged against the allowance when management believes that the collectibility of all or a portion of the principal is unlikely. This evaluation is based upon identification of loss elements and known facts which are reasonably determined and quantified. If, as a result of loans charged off or an increase in the level of portfolio risk characteristics, the allowance is below the level considered by management to be sufficient to absorb future losses on outstanding loans and commitments, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance.

   In the opinion of management, the allowance for loan losses at December 31, 1993 was adequate to absorb possible future losses on existing loans and commitments. On a monthly basis management reviews the adequacy of the allowance. That process includes a review of all delinquent, nonaccrual and other loans identified as needing additional review and analysis. The evaluation of loans in these categories involves an element of subjectivity, but the process takes into consideration the risk of loss presented by the loans and potential sources of repayment, including collateral security. The evaluation is based upon a credit rating system that conforms to regulatory classification definitions that are extensively tested by management and the internal loan review department. Consideration is also given to historical data, trends in overall delinquencies, concentration of loans by industry and current economic conditions that may result in increased delinquencies, as well as other relevant factors.

   At December 31, 1993, the allowance for loan losses was $63,788,000, a decrease of 15.9% over the $75,838,000 reported for 1992. The decrease was primarily attributable to a charge to the allowance of approximately $15,000,000 related to a bulk sale of loans and foreclosed real estate during 1993. The provision for loan losses was $17,000,000 and $23,000,000 in 1993 and 1992, respectively. The allowance for loan losses to total loans was 3.6%, 4.5% and 4.4% at December 31, 1993, 1992 and 1991, respectively. The allowance for loan losses to nonperforming loans was 99.4% at December 31, 1993 compared to 74.1% and 61.2% at December 31, 1992 and 1991, respectively.

B. The following table presents an allocation by loan category of the allowance for loan losses at the dates indicated:

Allocation of the Allowance for Loan Losses by Category


                                                     December 31
(in thousands)                   1993        1992        1991        1990        1989
Commercial and industrial     $16,831     $17,430     $21,329    $ 35,415     $ 7,771
Real estate-commercial         24,879      18,012      16,694      12,938       1,502
Real estate-residential         3,561       3,792       3,757       4,431         279
Real estate-construction        5,403       7,555       9,918      18,230       2,259
Consumer                        3,118       2,955       3,165       3,911       3,741
Unallocated                     9,996      26,094      20,734      26,284       2,576
                              $63,788     $75,838     $75,597    $101,209     $18,128


   The allocation of the allowance for loan losses by loan category is an estimate which involves the exercise of judgment and requires consideration of the loan loss experience of prior years. It also requires assumptions concerning economic conditions in Citizens' market areas, the value and adequacy of collateral and the growth and composition of the loan portfolio. Since these factors are subject to change, the allocation of the allowance for loan losses should not be interpreted as an indication that charge-offs in 1994 will occur in these amounts or proportions, or that the allocation indicates future trends.

   The following table presents the percentage of loans in each loan category to total loans at the dates indicated:

Percentage of Total Loans by Category


                                                     December 31
                                 1993        1992        1991        1990        1989
Commercial and industrial          20%         19%         18%         22%         25%
Real estate-commercial             42          42          42          35          30
Real estate-residential            20          18          16          14          14
Real estate-construction            3           5           7          10          14
Consumer                           15          16          17          19          17
                                  100%        100%        100%        100%        100%


V.    Deposits

A. Citizens responds to this segment by incorporating by reference the material under the caption "Average Rates and Yields on a Taxable-Equivalent Basis" on pages 36 and 37 of Citizens' 1993 Annual Report to Shareholders.

D. The following table sets forth, by time remaining until maturity, time deposits in amounts of $100,000 or more at December 31 in each of the past three years:

(in thousands)                                         1993        1992        1991
Three months or less                                $60,159     $51,671    $ 80,367
Over three through six months                        11,246      12,070      20,754
Over six through twelve months                       11,726       9,237      12,200
Over twelve months                                    9,635       6,455       6,787
                                                    $92,766     $79,433    $120,108



VI.   Return on Equity and Assets

   Citizens responds to this item by incorporating by reference the material under the caption "Financial Ratios" on page 35 of Citizens' 1993 Annual Report to Shareholders.

VII.  Short-Term Borrowings

   Citizens responds to this item by incorporating by reference the material under Footnote 10 to the Consolidated Financial Statements, "Short-Term Borrowings," found on page 17 of Citizens' 1993 Annual Report to Shareholders.

Item 2 - Properties

   The headquarters of Citizens, Investment, Leasing and Property is located at 208 Harristown Road, Glen Rock, New Jersey. The property is leased by the Bank, which also maintains its administrative headquarters and a full service banking office at that location.

   The main office of the Bank is located at 54 East Ridgewood Avenue, Ridgewood, New Jersey and is owned by the Bank. A full service banking office is maintained at that location.

   Financial is located at 1100 North Market Street, Wilmington, Delaware; the property is leased.

   Citizens has a total of 50 banking offices, all in New Jersey, of which 28 are owned with the remainder leased. The owned properties are free and clear of all mortgages. The leased properties required $2,280,000 in rental payments in 1993.

   In the opinion of management, all properties are well maintained and suitable to their respective present needs and operations.

Item 3 - Legal Proceedings

   In 1990, two class action lawsuits against Citizens and certain of its present and former directors and officers were filed in the United States District Court for the District of New Jersey. These actions have been consolidated since they involve common questions of law and fact. The plaintiffs allege that purchasers of Citizens' stock during a certain period were victims of knowing or reckless misrepresentations by the defendants concerning the financial condition of Citizens. The court has certified October 4, 1989 through August 31, 1990 as the class period. Specifically, the plaintiffs claim that the defendants knowingly or recklessly stated that Citizens' allowance for loan losses at December 31, 1989 was adequate; overstated Citizens' profit for 1989; and artificially inflated the value of Citizens' stock. The plaintiffs claim similar misrepresentations by the defendants with respect to the March 31, 1990 interim financial statements of Citizens. Plaintiffs claim that the misrepresentations of the defendants violate Section 10(b) of the Securities Exchange Act, Rule 10(b) of the Rules and Regulations promulgated thereunder, Section 20 of the Exchange Act, and constitute common law fraud and negligent omissions. The plaintiffs demand unspecified compensatory damages, punitive damages and costs of the suits. Citizens believes that the allegations of wrongdoing by it and its directors and officers are without merit and is vigorously defending the action. However, in consideration of the uncertainties of litigation, preliminary analyses of potential liability prepared by experts and the coverage of certain defendants under a Directors and Officers liability insurance policy, management has determined it prudent to accrue $875,000 for this matter during the year ended December 31, 1993. Based upon these and other factors and advice received from Citizens' legal counsel, management believes that the outcome of the litigation will not result in an additional liability which would be material to Citizens' consolidated results of operations or financial position.

   Citizens is also subject to other claims and litigation that arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing Citizens, it is the opinion of management that the disposition or ultimate determination of such other claims and litigation will not have a material adverse effect on the consolidated financial position of Citizens.

Item 4 - Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report, either through the solicitation of proxies or otherwise.

PART II

Item 5 - Market for Citizens' Common Equity and Related Stockholder Matters

   The number of common shareholders of record on December 31, 1993 was 4,311. For information relating to restrictions on the ability of the Bank to pay dividends to Citizens, see Footnote 19 to the Consolidated Financial Statements, "Dividend Limitation," found on page 21 of Citizens' 1993 Annual Report to Shareholders, which is incorporated by reference herein, and the last two paragraphs on page 5 hereof under the heading "Supervision and Regulation." For information relating to stock price ranges and dividends per share, see the tables included under the caption "Common Stock and Dividend Information" found on page 33 of Citizens' 1993 Annual Report to Shareholders, which is incorporated by reference herein.

Item 6 - Selected Financial Data

   Citizens responds to this item by incorporating by reference the material under the caption "Comparison of Selected Data" on pages 34 and 35 of Citizens' 1993 Annual Report to Shareholders.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Citizens responds to this item by incorporating by reference the material under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 33 of Citizens' 1993 Annual Report to Shareholders.

Item 8 - Financial Statements and Supplementary Data

   Citizens responds to this item by incorporating by reference the material on pages 9 through 37 of Citizens' 1993 Annual Report to Shareholders.

         Subsequent Event (unaudited)

   On March 21, 1994, Citizens announced the execution of a definitive merger agreement among National Westminster Bank Plc ("NatWest"), NatWest Holdings Inc., a subsidiary of NatWest, and Citizens. Under the terms of the merger, Citizens will be merged into National Westminster Bank NJ, a subsidiary of National Westminster Bancorp, Inc., which is itself a subsidiary of NatWest Holdings Inc. Shareholders of Citizens, at their option, will have the right to have their shares converted into $9.75 per share in cash or .22034 American Depository Receipts ("ADRs") of NatWest per share. Each ADR represents six ordinary shares of NatWest. After taking into account shareholder elections, no more than 60% nor less than 50% of Citizens shares will be converted into ADRs and the remaining Citizens shares will be converted into cash. The transaction is designed to be tax-free to Citizens shareholders electing to receive ADRs. The agreement is subject to approvals by the Federal Reserve Board, other regulatory authorities and the shareholders of Citizens. It is intended that the transaction will be completed as soon as possible after approvals are obtained and is expected to occur in the Fall of 1994. For further information regarding this transaction, please see Form 8-K filed by Citizens.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

PART III

Item 10 - Directors and Executive Officers of Citizens

Directors of Citizens
   Citizens responds to this segment by incorporating by reference the material under the caption "Election of Directors," found in Citizens' definitive proxy statement concerning its 1994 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


Executive Officers of Citizens

                                                               Principal Occupation
Name and Age                     Position                      for the Last 5 Years
Allan D. Nichols (56)      Chairman of the Board and     Chairman of the Board and Chief
                           Chief Executive Officer of    Executive Officer of Citizens and
                           Citizens and the Bank;        the Bank since February 1992;
                           Director of Investment        previously Chairman of the
                           and Financial                 Board, President, and Chief
                                                         Executive Officer of American
                                                         Federal Bank from 1990 to 1991;
                                                         previously President and Chief
                                                         Executive Officer, Sentry Banc-
                                                         shares and Sentry Bank & Trust
                                                         from 1988 to 1990

Rodney T. Verblaauw (56)   President, Chief Adminis-     President and Director of
                           trative Officer and Director  Citizens (since 1982) and the
                           of Citizens and the Bank;     Bank (since 1980); Acting
                           Chairman of the Board and     Chief Executive Officer from
                           Director of Leasing; Pres-    August 1990 to February 1992
                           ident of Investment and
                           Financial

Eugene V. Malinowski (54)  Treasurer of Citizens,        Executive Vice President of the
                           Investment and Financial;     Bank since October 1992;
                           Executive Vice President      previously financial services
                           of the Bank; Director of      consultant from June 1991 to
                           Investment and Financial      October 1992; formerly Partner
                                                         with KPMG Peat Marwick from
                                                         1976 to June 1991

James R. Van Horn (38)     General Counsel and           General Counsel (since January
                           Secretary of Citizens;        1992) and Secretary (since May
                           Senior Vice President,        1992) of Citizens; Senior Vice
                           General Counsel and           President, General Counsel
                           Secretary of the Bank;        (since May 1991) and Secretary
                           Secretary of Investment,      (since May 1992) of the Bank;
                           Financial and Leasing         formerly Vice President,
                                                         Assistant General Counsel and
                                                         Secretary of National Westminster
                                                         Bancorp NJ from 1987 to 1991

J. Michael Feeks (51)      Executive Vice President      Executive Vice President of the
                           of the Bank; Director of      Bank since June 1992; previously
                           Leasing                       financial services consultant
                                                         from January 1991 to June 1992;
                                                         formerly President, Chief
                                                         Operating Officer and Director
                                                         from 1990 to January 1991 and
                                                         President from 1987 to 1990 of
                                                         Community Bank Group, Pough-
                                                         keepsie Savings Bank, FSB

                                                                 14

Jeffrey B. Morris (44)     Executive Vice President      Executive Vice President of the
                           of the Bank; President and    Bank since November 1992;
                           Director of Leasing           previously from December 1988
                                                         to November 1992, Senior Vice
                                                         President, First Fidelity Bank,
                                                         N.A.; formerly Vice President,
                                                         National Westminster Bank, USA

Frank A. De Lisi (51)      Executive Vice President      Executive Vice President of the
                           of the Bank                   Bank since May 1993; previously
                                                         Senior Vice President from
                                                         September 1992 to May 1993;
                                                         formerly from June 1991 to
                                                         September 1992 President,
                                                         RightTime Associates, Inc.
                                                         (consulting firm); formerly
                                                         from 1987 to January 1991
                                                         Vice President and Division
                                                         Executive, The Chase
                                                         Manhattan Bank, N.A.


   These officers are appointed annually by the Board of Directors of Citizens, the Bank, Investment, Financial, and Leasing, as the case may be. There are no family relationships among the officers listed.


Item 11 - Executive Compensation

   Citizens responds to this item by incorporating by reference the material under the captions "Meetings and Fees of Board of Directors," "Executive Compensation" and "Compensation Committee Report" found in Citizens' definitive proxy statement concerning the 1994 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

   Citizens responds to this item by incorporating by reference the material under the caption "Information Concerning Nominees for Directors of the Company" found in Citizens' definitive proxy statement concerning the 1994 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Item 13 - Certain Relationships and Related Transactions

   Citizens responds to this item by incorporating by reference the material under the caption "Certain Transactions" found in Citizens' definitive proxy statement concerning the 1994 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                        Page
(a)   Financial Statements and Schedules - Index

(1)   Financial Statements                                                 *

      Citizens First Bancorp, Inc. and Subsidiary -

         Consolidated Balance Sheets at December 31, 1993 and 1992

         Consolidated Statements of Income for each of the three years in the period ended December 31, 1993

         Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1993

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1993

         Independent Auditors' Report

         Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules

      All schedules have been omitted as inapplicable, or not required, or because the information required is included in the financial statements or the notes thereto.

*Incorporated by reference to pages 9 through 23 of Citizens' 1993 Annual Report to Shareholders.

(3)  Exhibits included herein:

3(a) Amendment to Certificate of Incorporation of Citizens First Bancorp, Inc., increasing the number of common shares authorized from 50,000,000 to 56,393,972, incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, previously filed with the Securities and Exchange Commission, File No. 1-8413.

3(b) Amendment to Certificate of Incorporation of Citizens First Bancorp, Inc., adding articles EIGHTH and NINTH regarding indemnification of officers and directors, incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, previously filed with the Securities and Exchange Commission, File No. 1-8413.

3(c) Certificate of Incorporation of Citizens First Bancorp, Inc., as amended to date, incorporated by reference to Exhibit 3(c) to the Registrant's Annual Report on Form 10-K for the year ended December
       31, 1988, previously filed with the Securities and Exchange Commission, File No. 1-8413.

3(d) Bylaws of Citizens First Bancorp, Inc., as amended to date, incorporated by reference to Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(a) Citizens First National Bank of New Jersey's Annual Incentive Plan dated January 31, 1983, incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(b) Citizens First Bancorp, Inc.'s Incentive Stock Option Plan (1983), incorporated by reference to Exhibit 10(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(c) Form of Citizens First Bancorp, Inc.'s Individual Incentive Stock Option Agreement, incorporated by reference to Exhibit 10(c) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(d) Change in Control Agreement, dated as of September 19, 1989, between Citizens First Bancorp, Inc. and Richard G. Kelley, incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(e) Change in Control Agreement, dated as of September 19, 1989, between Citizens First Bancorp, Inc. and Rodney T. Verblaauw, incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(f) Employment Agreement dated as of September 19, 1989, among Citizens First Bancorp, Inc., Citizens First National Bank of New Jersey and Richard G. Kelley, incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(g) Employment Agreement dated as of September 19, 1989, among Citizens First Bancorp, Inc., Citizens First National Bank of New Jersey and Rodney T. Verblaauw, incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(h) Citizens First Bancorp, Inc. Director Retirement Plan, incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(i) Citizens First Bancorp, Inc. Restated Director Retirement Plan, incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(j) Citizens First Bancorp, Inc.'s 1985 Incentive Stock Plan, incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(k) Stock Option Agreement dated July 16, 1985 between Richard G. Kelley and Citizens First Bancorp, Inc., incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(l) Stock Option Agreement dated July 16, 1985 between Rodney T. Verblaauw and Citizens First Bancorp, Inc., incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(m) Amendment No. 2 to the Amended and Restated Retirement Plan of Citizens First National Bank of New Jersey, incorporated by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(n) Amended and Restated Retirement Plan of Citizens First National Bank of New Jersey, incorporated by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(o) Amendment No. 3 to the Amended and Restated Retirement Plan of Citizens First National Bank of New Jersey.

10(p) Amended and Restated Employee Stock Ownership Plan of Citizens First National Bank of New Jersey, incorporated by reference to Exhibit 10(r) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(q) Amendment No. 1 to the Amended and Restated Employee Stock Ownership Plan of Citizens First National Bank of New Jersey, incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(r) Amendment No. 2 to the Amended and Restated Employee Stock Ownership Plan of Citizens First National Bank of New Jersey, incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(s) Amendment No. 3 to the Amended and Restated Employee Stock Ownership Plan of Citizens First National Bank of New Jersey, incorporated by reference to Exhibit 10(u) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(t) Benefit Equalization Plan of Citizens First National Bank of New Jersey, incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985, previously filed with the Securities and Exchange Commission, File No. 1-8413.

10(u) Amendment No. 1 to the Benefit Equalization Plan of Citizens First National Bank of New Jersey.

10(v) Employment Agreement dated February 26, 1992 among Citizens First Bancorp, Inc., Citizens First National Bank of New Jersey and Allan D. Nichols.

10(w) Amendment to the Employment Agreement among Citizens First Bancorp, Inc., Citizens First National Bank of New Jersey and Allan D. Nichols.

10(x) Stock Option Agreement dated February 26, 1992 between Allan D. Nichols and Citizens First Bancorp, Inc.

10(y)* Employment Agreement among Citizens First Bancorp, Inc., Citizens First
       National Bank of New Jersey and Rodney T. Verblaauw as of
       January 5, 1994.

10(z)* Form of Change in Control Agreement, dated as of January 18, 1994, between Citizens First National Bank of New Jersey on the one hand and Allan D. Nichols and Rodney T. Verblaauw.

10(aa)*Form of Change in Control Agreement, dated as of January 18, 1994, between Citizens First National Bank of New Jersey on the one hand and Frank A. DeLisi, J. Michael Feeks, Eugene V. Malinowski and Jeffrey B. Morris.

10(bb)*Form of Change in Control Agreement, dated as of January 18, 1994, between Citizens First National Bank of New Jersey on the one hand and John C. Anello, Ronald H. Barnett, Steven A. Cole, Gregg N. Gerken, Charles E. O'Neal, George J. Theiller and James R. Van Horn.

11*    Computation of Per Share Income.

13*    1993 Annual Report to Shareholders.

21 For 1993 Citizens First National Bank of New Jersey constituted the only significant subsidiary. Separate financial statements are omitted for the Bank since omission criteria under Rule 3A-02(e)(1) of Regulation S-X are satisfied.

23*    Independent Auditors' Consent.


Copies of the foregoing Exhibits will be furnished upon request and payment of Citizens' reasonable expenses in furnishing the Exhibits.

(b)Reports on Form 8-K

   On October 14, 1993, Citizens filed a report on Form 8-K, as referenced in the September 30, 1993 Form 10-Q.

   On December 21, 1993, Citizens filed a report on Form 8-K indicating that the Board of Directors of Citizens First Bancorp, Inc. announced that it had declared the first dividend on the Company's Common Stock in three and one-half years. The dividend, in the amount of $.0425 per share, was payable on February 1, 1994 to shareholders of record at the close of business on January 14, 1994.

   The Board also declared the regular quarterly dividend of $.625 per share on the Company's Preferred Stock, Series A $2.50 Cumulative Convertible, payable on February 1, 1994 to shareholders of record at the close of business on January 14, 1994.

   "The reinstatement of Common Stock dividends represents an important milestone in our rebuilding program," said Allan D. Nichols, Chairman and Chief Executive Officer. Less than two years ago the viability of the Company and the Bank were in question. Today we have the highest level of capital in our history and strong core earnings."

   Nichols noted that the successful recapitalization of Citizens through an oversubscribed rights offering of new stock, the restructuring of the management team, significant improvement in earnings and a marked reduction in the level of the Bank's nonperforming assets were all important factors leading to the reinstatement of Common Stock dividend payments.

   "While the rebuilding of Citizens is not yet complete, we have come a long way in a relatively short time," Nichols said. "The Board of Directors has been grateful for the support of our shareholders through this process and is pleased to acknowledge this support through the restoration of the Common Stock dividend."

No other reports on Form 8-K were required to be filed by Citizens during the last quarter of the period covered by this report.


For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-2287 (filed December 19, 1985) and 33-2302 (filed December 20, 1985):

   Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CITIZENS FIRST BANCORP, INC.

                                 By:ALLAN D. NICHOLS
                                    Allan D. Nichols, Chairman of the Board
                                      and Chief Executive Officer (Principal
                                      Executive Officer)
Glen Rock, New Jersey
Dated:  March 21, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Each person hereby appoints Eugene V. Malinowski and James R. Van Horn and each of them as his attorney-in-fact to execute and file such amendments to this report on Form 8 as such attorney-in-fact, or either of them, may deem appropriate.

         Signature                         Title                     Date


     ALLAN D. NICHOLS            Chairman of the Board and      March 21, 1994
    (Allan D. Nichols)             Chief Executive Officer

   RODNEY T. VERBLAAUW           President and Chief Adminis-   March 21, 1994
  (Rodney T. Verblaauw)            trative Officer, Director

      DANIEL AMSTER                      Director               March 21, 1994
     (Daniel Amster)

   DOUGLAS H. DITTRICK                   Director               March 21, 1994
  (Douglas H. Dittrick)

     DANIEL M. DWYER                     Director               March 21, 1994
    (Daniel M. Dwyer)

     ROBERT D. HUNTER                    Director               March 21, 1994
    (Robert D. Hunter)

    SAMUEL M. LYON, JR.                  Director               March 21, 1994
   (Samuel M. Lyon, Jr.)

    HARRY RANDALL, JR.                   Director               March 21, 1994
   (Harry Randall, Jr.)

         Signature                         Title                     Date


       ALFRED S. TEO                     Director               March 21, 1994
      (Alfred S. Teo)

   WALTER W. WEBER, JR.                  Director               March 21, 1994
  (Walter W. Weber, Jr.)


 EUGENE V. MALINOWSKI, CPA          Treasurer (Principal        March 21, 1994
(Eugene V. Malinowski, CPA)        Financial Officer and
                                Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.


(3) Exhibits included herein:

10(y)* Employment Agreement among Citizens First Bancorp, Inc.,
       Citizens First National Bank of New Jersey and Rodney T.
       Verblaauw as of January 5, 1994.

10(z)* Form of Change in Control Agreement, dated as of January 18,
       1994, between Citizens First National Bank of New Jersey on the one hand and Allan D. Nichols and Rodney T. Verblaauw.

10(aa)*Form of Change in Control Agreement, dated as of January 18, 1994, between Citizens First National Bank of New Jersey on the one hand and Frank A. DeLisi, J. Michael Feeks, Eugene V. Malinowski and Jeffrey B. Morris.

10(bb)*Form of Change in Control Agreement, dated as of January 18, 1994, between Citizens First National Bank of New Jersey on the one hand and John C. Anello, Ronald H. Barnett, Steven A. Cole,
       Gregg N. Gerken, Charles E. O'Neal, George J. Theiller and
       James R. Van Horn.

11*    Computation of Per Share Income

13*    1993 Annual Report to Shareholders

23*    Independent Auditors' Consent

Copies of the foregoing Exhibits will be furnished upon request and payment of Citizens' reasonable expenses in furnishing the Exhibits.