Form 10-K/A
CITIZENS FIRST BANCORP INC /NJ/
filed 1994-04-29
CIK 702163

     THIS CONFORMED PAPER FORMAT IS BEING SUBMITTED PURSUANT TO RULE 901(d)
                                OF REGULATION S-T

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10K-A


                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                          CITIZENS FIRST BANCORP, INC.
               (Exact name of registrant as specified in charter)



                              AMENDMENT No. 1



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report Pursuant to Section 13 of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993 on Form 10-K, as set forth in the pages attached hereto:

      Item 10.  Directors and Executive Officers of the Registrant

      Item 11.  Executive Compensation

      Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Item 13.  Certain Relationships and Related Transactions




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CITIZENS FIRST BANCORP, INC.
                                                         (Registrant)

Date:  April 29, 1994                           By:  JAMES R. VAN HORN
                                                         (Signature)

                                                     James R. Van Horn
                                                General Counsel and Secretary

                          CITIZENS FIRST BANCORP, INC.

                              INDEX - FORM 10K-A

The following information required by Part III of Form 10-K is being provided by an amendment on Form 10K-A to the Registrant's Annual Report on Form 10-K in view of the Registrant's decision to postpone its 1994 Annual Shareholders' Meeting and the resultant delay in filing the Registrant's definitive proxy statement with the Securities and Exchange Commission.

                                                                          PAGE

      ITEM 10 - Directors and Executive Officers of Citizens                 3

      ITEM 11 - Executive Compensation                                       4

      ITEM 12 - Security Ownership of Certain Beneficial Owners and
                Management                                                  15

      ITEM 13 - Certain Relationships and Related Transactions              16

Part III

Item 10 - Directors and Executive Officers of Citizens

   Directors of Citizens

   Set forth below is information concerning the directors of Citizens First Bancorp, Inc. (the "Company"), including their age as of the date of this Form 10K-A, the year during which each individual became a director of the Company, their principal occupation and business experience during the past five years and other directorships held. All directors are also directors of Citizens First National Bank of New Jersey (the "Bank").


                       Present Occupation; Last 5 Years Business Experience;
                       Directorships Held; Service as a Company and Bank
    Name               Director; Age


Daniel Amster          Attorney-at-Law; Partner, Amster & Rosensweig; Director
                       of the Company since 1982 and the Bank since 1974;
                       Age: 68

Douglas H. Dittrick    President and Chief Executive Officer, Douglas
                       Communications Corporation II (Cable Television);
                       Director of the Company and the Bank since 1992; Age: 60

Daniel M. Dwyer        Attorney-at-Law; President, Dwyer, Dwyer & Dwyer, P.A.;
                       Director of the Company since 1982 and the Bank since
                       1977; Age: 60

Robert D. Hunter       CPA Consultant; Formerly Executive Partner, R.D. Hunter &
                       Company, Certified Public Accountants; Also a Director of
                       Unimed, Inc.; Director of the Company since 1982 and the Bank since 1973; Age: 69

Samuel M. Lyon, Jr.    Attorney-at-Law; From November, 1990 to February, 1992
                       Chairman of the Board of Directors of the Company and the Bank; Director of the Company since 1982 and the Bank since 1976; Age: 69

Allan D. Nichols       Chairman of the Board and Chief Executive Officer of the
                       Company and the Bank since February, 1992; From 1990-1991
                       Chairman, President and Chief Executive Officer, American
                       Federal Bank (Dallas, Texas); From 1988-1990 President and Chief Executive Officer, Sentry Bancshares and Sentry
                       Bank & Trust (Roswell, Georgia); From 1981-1988 Executive
                       Vice President, Rainier National Bank (Seattle,
                       Washington); Director of the Company and the Bank since
                       1992; Age: 56

Harry Randall, Jr.     Attorney-at-Law; Senior Partner, Randall, Randall &
                       Stevens; Director of the Company since 1982 and the Bank since 1973; Age: 67

Alfred S. Teo          Chairman and Chief Executive Officer, Sigma Plastics
                       Group (Plastics Manufacturing); Director of the Company and the Bank since 1992; Age: 48

Rodney T. Verblaauw    President and Chief Administrative Officer of the Company
                       and the Bank; From August, 1990 to February, 1992 also
                       Acting Chief Executive Officer of the Company and the
                       Bank; Director of the Company since 1982 and the Bank since 1980; Age: 56

Walter W. Weber, Jr.   Attorney-at-Law; Partner, Weber, Muth & Weber; Director
                       of the Company since 1982 and the Bank since 1962;
                       Age: 70

   Directors are elected at each Annual Meeting to hold office until the next succeeding Annual Meeting and until their successors shall be elected and shall qualify. All directors were elected directors at the 1993 Annual Meeting.

   Executive Officers

   Citizens responded to this segment in the Annual Report for the fiscal year ended December 31, 1993 on Form 10-K.

Item 11 - Executive Compensation

    Meetings and Fees of Board of Directors

   All members of the Company's Board of Directors also serve as members of the Board of Directors of the Bank. The Company's Board has four Committees: Audit, Compensation, Compliance and Nominating. The Bank's Board has six Committees:
Audit, Compensation, Compliance, Investment, Loan and Trust. During 1993 the Board of Directors of the Company held 14 meetings and Committees of the Board held a total of 32 meetings. The Board of Directors of the Bank held 14 meetings during 1993 and Committees of the Board held a total of 64 meetings. The attendance at the aggregate of the total number of Board and Committee meetings for both the Company and the Bank during 1993 exceeded 90% and no director attended fewer than 75% of the aggregate number of meetings of the Board and Committees of the Board on which such director served for either the Company or the Bank.

   Directors of the Company receive no compensation from the Company for acting as directors, since the Company considers the fee paid by the Bank as compensation to the directors for services both to the Bank and to the Company. Each non-employee director receives an annual fee of $20,000, which includes payment for all Board and Committee service. The Company has an unfunded retirement program for non-employee directors. Each such director with 5 years or more of service as a director is eligible to participate. The maximum annual benefit payable to a director, or his beneficiary, for each of the 10 years following retirement, is the total of all compensation paid to the director for service as a director for the last 12 months of his service as a director. To be eligible for the maximum benefit, a director must have 15 years of service as a director of the Company at retirement. Service as a director of the Bank prior to formation of the Company in 1982 is included in calculating service under the plan. All non-employee directors, with the exception of Douglas H. Dittrick and Alfred S. Teo, have served as directors for at least 15 years. Messrs. Dittrick and Teo have served as directors for one and two years, respectively. The benefit of a director retiring with less than 15 years of service is proportionately reduced. Normal retirement age for purposes of the plan is 65 and each director must retire as of the first Annual Meeting of Shareholders occurring after the director's 72nd birthday.

                          Compensation Committee Report

   The Compensation Committee of the Board of Directors is comprised of Alfred
S. Teo, Chairman, Daniel Amster, Douglas H. Dittrick and Robert D. Hunter. The Compensation Committee is responsible for making recommendations to the Board of Directors for (i) the base salaries of executive officers of the Company and the Bank, including all officers identified in the Summary Compensation Table, (ii) bonus payments to be made to officers of the Company and the Bank, and (iii) options to be granted under the 1985 Stock Incentive Plan. The Board of Directors makes all decisions regarding these matters after considering the recommendations of the Compensation Committee.

   The Company's executive compensation strategy is based on the overall objectives of attracting and retaining the best possible executive talent; motivating these executives to achieve business goals that are in the best interests of both the Company and its shareholders through equity based compensation plans; and providing overall compensation packages to executives that recognize individual achievements and the attainment of the Company's overall financial goals. The principal components of the Company's executive compensation are base salary, annual bonus and stock options, each of which are described below.

   Under a 1993 amendment to the Internal Revenue Code, the deductibility of compensation (including stock-based compensation) paid to executive officers of public companies is limited to $1,000,000. Certain compensation is excluded from this cap, including compensation which is performance-based under a pre-established objective performance formula or standard which precludes discretion. The Company is studying this new cap and intends to comply.

Base Salary

   The base salary for a new executive officer is determined by evaluating the responsibilities of the position and the experience of the individual, with reference to the competitive marketplace for executive talent and a comparison of base salaries for comparable positions at other similar companies. Compensation surveys including information from nationwide and northeastern banking institutions of comparable size are utilized in determining competitive salaries, and the Company will generally provide base salaries to new executive officers which fall within a range between the average and the third quartile of salaries for these survey groups. Annual salary adjustments are determined by evaluating the performance of the executive officer, the results of the division or unit for which such executive officer has responsibility, and the overall performance of the Company.

   The Company and the Bank have a performance appraisal and salary administration program in effect. In 1993, employees who met the performance standards for their positions were generally eligible for salary increases of up to four percent; employees who exceeded the performance standards for their positions were generally eligible for salary increases up to six percent; and employees who were rated exceptional were generally eligible for salary increases exceeding six percent.

   In 1993, the base salary for Mr. Nichols, the Company's Chief Executive Officer, was increased by $25,000 or 6.7 percent, to $400,000, as a result of his exceptional performance in 1992. The primary factors considered in establishing Mr. Nichols' salary increase were: the successful recapitalization of the Company through an oversubscribed rights offering; the termination by the Office of the Comptroller of the Currency of a Cease and Desist Order with respect to the Bank; the approval by the Federal Reserve Bank of New York of the Company's request to resume dividend payments on the Company's Preferred Stock and to pay nine quarterly dividends which had been in arrears since November, 1990; the recruitment of several experienced executive officers; and the significant improvement in the Company's core earnings. Each of these performance factors were weighted equally in evaluating Mr. Nichols' performance.

   Annual Bonus

   Executive officers of the Company are eligible for annual cash bonuses. In making recommendations to the Board of Directors for the award of annual cash bonuses, the Compensation Committee takes into consideration the overall financial performance of the Company and the individual performance of executive officers. The results of the division or unit for which each such executive officer has responsibility are also taken into consideration. Each of these factors are weighted equally by the Committee in making bonus recommendations.

   Mr. Nichols was awarded a bonus of $80,000 for his performance in 1993. The primary factors considered in awarding this bonus to Mr. Nichols related to the Company's 1993 performance compared to specific performance objectives which were established by the Board of Directors in the beginning of 1993. Each of these factors were weighted equally. Specifically, the Board established the objectives of earnings of $25 million, return on average assets of one percent, and return on average shareholders' equity of fifteen percent. The Board also established the objective of restoring dividend payments on the Company's Common Stock. Against these objectives, the Company achieved earnings of $29.1 million, return on average assets of 1.17 percent and return on average shareholders equity of 16.05 percent, all excluding an extraordinary credit resulting from a change in accounting principle; and in December, 1993 the Company announced the restoration of dividends on the Company's Common Stock. In addition to these factors, the Compensation Committee and the Board also considered the level of bonus payments made to the chief executive officers of several New Jersey banking institutions for 1992 and a survey of the level of bonus payments as a percentage of salary made by these institutions for 1993. The institutions in the surveyed group included two New Jersey banking institutions in the eastern regional bank index reflected in the performance graph located later in this statement and three other New Jersey banking institutions. The bonus paid to Mr. Nichols as a percentage of salary was lower than all bonuses paid to the chief executive officers of the surveyed group.

   Stock Options

   Under the Company's 1985 Stock Incentive Plan, executive officers are eligible to receive stock options, stock appreciation rights and stock grants. Equity based compensation, such as stock options, is designed to align the interests of executives with the interests of shareholders. The exercise price for stock options is set at the fair market value of the Company's Common Stock on the date of grant in order to provide executive officers with an incentive to enhance shareholder value through future stock price appreciation. In making recommendations to the Board of Directors for the granting of stock options, the Compensation Committee takes into consideration the overall financial performance of the Company and the individual performance of the executive officers. The results of the division or unit for which each such executive officer has responsibility and the number of options previously granted to the executive officer are also taken into consideration.

   When Mr. Nichols was hired as the Company's Chief Executive Officer in February, 1992, he was granted an option to purchase 250,000 shares of the Company's Common Stock at a per share exercise price of $5.00. In accordance with the anti-dilution provisions of the 1985 Stock Incentive Plan, as a result of the Company's successful rights offering in September, 1992, the number of shares subject to Mr. Nichols' option was increased to 374,222 and the per share exercise price was reduced to $3.60. In order to provide Mr. Nichols with both a short- and long-term equity compensation incentive, the exercisability of these options vests over an approximately three-year period, as follows: 69,444 shares vested upon his election as Chief Executive Officer on February 26, 1992; 69,444 shares vested on December 31, 1992; 104,167 shares vested on December 31, 1993 and 104,167 shares will vest on December 31, 1994, provided that Mr. Nichols is employed by the Company on that date.

   In consideration of the number of options previously granted to Mr. Nichols and the number of his options which are subject to future vesting, no options were granted to Mr. Nichols in 1993.

   Conclusions

   Through the executive officer compensation programs described above, a significant portion of executive compensation is linked directly to individual and corporate performance and stock price appreciation. In the case of Mr. Nichols, based upon the year-end unrealized value of the options for 104,167 shares of Common Stock which vested on December 31, 1993, 41.5% of his 1993 compensation was equity based. The Compensation Committee intends to continue the policy of linking executive compensation to corporate performance and shareholder returns.
         Submitted by the Compensation Committee:
            Alfred S. Teo, Chairman
            Daniel Amster
            Douglas H. Dittrick
            Robert D. Hunter

   Compensation Committee Interlocks and Insider Participation

   Disclosure rules require the Company to report certain relationships between members of the Compensation Committee and the Company. Also required is a disclosure of interlocking relationships among Compensation Committee members and executive officers who also serve as members of compensation committees or executive officers at other companies. The purpose of these requirements is to allow shareholders to determine whether situations may exist which may raise questions concerning the independence of Compensation Committee members in making executive compensation decisions or recommendations.

   Some of the Company's directors, corporations of which they are executive officers or shareholders and partnerships of which they are partners, including members of the Compensation Committee and/or related interests of Committee members, have had transactions in the ordinary course of business with the Bank, including borrowings from the Bank. All such loans were made in the ordinary course of business on terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not affiliated with the Company or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features.

   There are no interlocking relationships between Compensation Committee members and executive officers at any other company.

Executive Compensation

   Set forth below is a Summary Compensation Table which sets forth details of the compensation paid by the Company and its subsidiary to the Company's Chief Executive Officer and the four other most highly compensated executive officers in 1993.


SUMMARY COMPENSATION TABLE


                                                                Long-Term Compensation
                        Annual Compensation                       Awards        Payouts
                                                                                             All
                                                  Other                                    Other
                                                 Annual     Restricted  Options/           Compen-
    Name and            Year                     Compen-     Stock      SAR's    LTIP      sation
Principal Position      (1)    Salary    Bonus   sation (2)  Awards     (#)(3)  Payouts      ($)

Allan D. Nichols        1993  $407,308   $80,000    ***       -0-          -0-    -0-    $7,075(4)
 Chairman and Chief     1992  $339,423   $50,000    ***       -0-      347,222    -0-        -0-
 Executive Officer
 of the Company and
 the Bank

Rodney T. Verblaauw     1993  $305,385   $40,000    ***       -0-          -0-    -0-    $7,075(4)
 President and Chief    1992  $289,192   $25,000    ***       -0-          -0-    -0-    $   -0-
 Administrative         1991  $357,000        -0-   ***       -0-          -0-    -0-    $   -0-
 Officer of the
 Company and the Bank

J. Michael Feeks        1993  $182,740    30,000    ***       -0-       10,000    -0-    $2,726(4)
 Executive Vice         1992  $ 88,173        -0-   ***       -0-       25,000    -0-        -0-
 President of the Bank

Jeffrey B. Morris       1993  $179,824    30,000    ***       -0-       10,000    -0-        -0-
 Executive Vice         1992  $ 26,923        -0-   ***       -0-       25,000    -0-        -0-
 President of the Bank

Eugene V. Malinowski    1993  $179,824    20,000    ***       -0-       10,000    -0-        -0-
 Treasurer of the       1992  $ 35,673        -0-   ***       -0-       25,000    -0-        -0-
 Company; Executive
 Vice President and
 Chief Financial
 Officer of the Bank

(1) Messrs. Nichols, Feeks, Morris and Malinowski were hired in 1992. Accordingly, salary payments reflected for these officers in 1992 represent the total of payments to them only during their periods of employment in that year.

(2) The Bank provides certain perquisites and other benefits to executive officers of the Company. The aggregate amount of such compensation did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officers during any of the years reported.

(3) The figures in this column represent option grants only. The Company has not granted any Stock Appreciation Rights (SARs).

(4) Represents the amount of employer contributions to the officers' account under the Bank's 401(k) Plan.


                               STOCK OPTION TABLES

   Set forth below are two tables which provide information relating to stock options granted by the Company to the named executives. The first table, "Option/SAR Grants in Last Fiscal Year" provides information relating to stock options granted by the Company to the named executives in 1993, including the potential value which could be realized by the executives if the options were held for their entire term and the price of the Company's Common Stock increased at an annual compounded rate of 5% and 10% during the term of the options. The second table, "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values", provides information relating to options which were exercised by the named executives during 1993, all outstanding options held by the named executives regardless of when they were granted, and the value of all "in-the-money" options as of December 31, 1993. An option is "in-the-money" if the exercise price is below the market value of the Common Stock.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)


                                                                           Potential Realizable
                                % of Total                               Value at Assumed Annual
                                  Options      Exercise                     Rates of Stock Price
                                Granted to      or Base                         Appreciation For
                    Options      Employees       Price       Expiration         Option Term (2)
   Name            Granted (#)    In 1993      ($/Share)       Date              5%       10%

Allan D. Nichols       -0-        N/A          N/A             N/A              N/A       N/A
Rodney T. Verblaauw    -0-        N/A          N/A             N/A              N/A       N/A
J. Michael Feeks     10,000      10.5%        $6.875         8/17/03          $43,250  $109,312
Jeffrey B. Morris    10,000      10.5%        $6.875         8/17/03          $43,250  $109,312
Eugene V. Malinowski 10,000      10.5%        $6.875         8/17/03          $43,250  $109,312


(1)  No Stock Appreciation Rights (SARs) were awarded by the Company during
1993.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required to be disclosed and are not intended to forecast possible future appreciation of the Company's Common Stock.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION/SAR VALUES (1)


                                                                                Value of
                                                           Number of          Unexercised
                                                          Unexercised         In-the-Money
                                                          Options/SARs        Options/SARs
                                                          at FY-End(#)      at FY-End ($)(3)
                      Shares Acquired      Value         Exercisable/         Exercisable/
                       on Exercise(#)     Realized($)    Unexercisable       Unexercisable

Allan D. Nichols          20,000         $64,250(2)     233,055/104,167     $763,255/$341,147
Rodney T. Verblaauw         -0-             N/A          338,976/0           $379,669/N/A
J. Michael Feeks            -0-             N/A           35,000/0           $ 51,625/N/A
Jeffrey B. Morris           -0-             N/A           35,000/0           $ 51,625/N/A
Eugene V. Malinowski        -0-             N/A           35,000/0           $ 51,625/N/A





(1) The Company has not issued any Stock Appreciation Rights; only options have been issued.

(2) Represents the aggregate difference between the market value of the shares acquired on the date of exercise less the exercise price. Mr. Nichols exercised options to purchase 10,000 shares on July 30, 1993 and an additional 10,000 shares on September 15, 1993. The closing price of the Common Stock on July 30, 1993 was $7.00 and on September 15, 1993 was $6.625. As of the date of this Form 8, Mr. Nichols had not disposed of the shares acquired upon exercise.

(3) The last reported trading price of the Company's Common Stock on December 31, 1993 was $6.875. The values set forth in this column equal the market value of shares subject to option which were in-the-money on December 31, 1993, less the aggregate exercise price for such options.

   Employment and Change-in-Control Agreements

   Mr. Nichols is employed pursuant to an agreement dated February 26, 1992, as amended as of March 19, 1992. The agreement is for a period of three years and provides for the employment of Mr. Nichols as Chairman of the Board of Directors and Chief Executive Officer of the Company and the Bank at an annual salary of not less than $375,000. On the date the agreement was executed the Bank made a one-time, non-recurring payment of $25,000 to Mr. Nichols. The agreement also provides for the granting of options to Mr. Nichols to purchase a total of 250,000 shares of Common Stock at a price of $5.00 per share and subject to the provisions of the 1985 Stock Incentive Plan (the "1985 Plan"). Pursuant to the anti-dilution provisions of the 1985 Plan, as a result of the Company's successful rights offering in September, 1992, the number of shares subject to option was increased to 347,222 and the per share exercise price was reduced to $3.60. The right of Mr. Nichols to exercise these options vested with respect to 69,444 shares on February 26, 1992; with respect to an additional 69,444 shares on December 31, 1992; and with respect to an additional 104,167 shares on December 31, 1993. The remaining 104,167 shares subject to option are to vest on December 31, 1994, provided that Mr. Nichols remains employed by the Company and the Bank on that date. Under the terms of the 1985 Plan, the exercisability of these remaining options which have not vested is accelerated in the event of a change-in-control of the Company. On February 26, 2002, all options which have not been exercised terminate.

   The Company and/or the Bank may terminate the agreement with Mr. Nichols at any time. If the termination is for cause, Mr. Nichols is entitled to be paid his compensation through the date of termination but not beyond. If the agreement is terminated by the Company or the Bank without cause or as a result of a change in control of the Company, then Mr. Nichols shall be entitled to a termination benefit equal to his annual salary payable, at the Bank's election, in a lump sum or over a one year period. A "change in control" is deemed to occur when (a) a person or entity acquires beneficial ownership of forty percent or more of the outstanding Common Stock; (b) the Company merges or consolidates with another corporation and the Common Stock of the Company is exchanged for less than fifty percent of the voting stock of the resulting or surviving corporation; or (c) fifty percent or more of the members of the Company's Board of Directors are persons who have not been directors during the preceding twenty-four months. In the event of Mr. Nichols' death while still employed, his estate will be entitled to a payment equal to one month of salary for each year, or partial year, of his employment by the Bank. In the event of Mr. Nichols' disability, the agreement shall terminate and he shall be entitled to a continuation of his salary for six months beyond the date of disability.

   The employment of Mr. Verblaauw is pursuant to an agreement dated January 4, 1994. The agreement is for a period of three years and provides for the employment of Mr. Verblaauw as President and Chief Administrative Officer of the Company and the Bank at an annual salary of not less than $300,000. The Company and/or the Bank may terminate the agreement with Mr. Verblaauw at any time. If the termination is for cause, Mr. Verblaauw is entitled to be paid his compensation through the date of termination but not beyond. If the agreement is terminated by the Company or the Bank without cause or as a result of a change-in-control of the Company, then Mr. Verblaauw shall be entitled to a termination benefit equal to his annual salary payable, at the Bank's election, in a lump sum or over a one year period. The definition of a "change-in-control" is identical to that contained in the agreement with Mr. Nichols. In the event of Mr. Verblaauw's death while still employed, his estate will be entitled to a payment equal to one month of salary for each year, or partial year, of his employment with the Bank. In the event of Mr. Verblaauw's disability the agreement shall terminate and he shall be entitled to a continuation of his salary for six months beyond the date of disability. Upon the execution of this agreement on January 4, 1994 an employment agreement and change-in-control agreement among the Company, the Bank and Mr. Verblaauw, both dated September 19, 1989, were terminated.

   The Company has entered into change-in-control agreements with certain key employees, including the officers listed in the Summary Compensation Table. The agreements provide for certain payments and benefits to these officers in the event that a change-in-control of the Company occurs and within a certain period after such a change-in-control (the "Protection Period") the Company and/or the Bank terminates the employment of the officer, other than upon the officer's disability or for "cause" (as defined in the agreements). In addition, the agreements provide that each officer shall be entitled to these payments and benefits if, during the Protection Period, the officer terminates his employment for "Good Reason". For the purpose of these agreements, "Good Reason" is defined to mean: (i) a significant reduction in the officer's authority or duties and responsibilities from those in effect immediately prior to the change-in-control; (ii) a reduction in the officer's base salary from that in effect immediately prior to the change-in-control; (iii) the officer being required to be based at an office that is greater than twenty road miles from where the officer's office was located immediately prior to the change-in-control; or (iv) the failure of any "successor" (as defined in the agreements) to assent to or assume the change-in-control agreements.

   A "change-in-control" is deemed to occur when: (i) a person or entity becomes the beneficial owner, directly or indirectly, of shares of stock of the Company having 20% or more of the total number of votes that may be cast for the election of directors; (ii) the Company consolidates or merges with any person or entity in a transaction where the Company's Common Stock is exchanged for less than 50% of the voting stock of the resulting or surviving corporation;
(iii) there is a change in the composition of majority membership of the Board of Directors over any 24 month period; (iv) the Company executes an agreement for the acquisition of the Company through the purchase of stock or assets or for the merger of the Company in which the Common Stock of the Company is to be exchanged for less than 50% of the voting stock of the resulting or surviving corporation; or (v) the Company sells all or substantially all of the assets of the Company.

The "Protection Period" means the period commencing on the date a "change-in-control" occurs and ending, in the case of Messrs. Nichols and Verblaauw, two years after that date and in the case of Messrs. Feeks, Morris and Malinowski, one year after that date; provided, however, that if a "change-in-control" occurs as a result of the Company executing an agreement for the acquisition or merger of the Company, then the Protection Period shall not end until two years or one year, as applicable, after the date on which such acquisition or merger shall have been consummated.

   In the event of a termination of the officer's employment by the Company and/or the Bank, other than upon the disability of the officer or for cause, or by the officer for Good Reason, during the Protection Period, the Bank shall pay to the officer an amount equal to a percentage of his base salary in effect immediately prior to the change-in-control or immediately prior to the date of termination, whichever is higher. In the case of Messrs. Nichols and Verblaauw, this percentage is 150% and in the case of Messrs. Feeks, Morris and Malinowski, this percentage is 100%. Such payments are to be made, at the officer's option, either in a lump sum or over a period of time. The agreements further provide for the continuation of life, medical and disability insurance coverages for the officers following a termination of their employment. The obligation of the Bank to continue these coverages ends, with respect to Messrs. Nichols and Verblaauw, on the earlier of two years after the date of termination or upon obtaining substantially equivalent benefits from a subsequent employer. With respect to Messrs. Feeks, Morris and Malinowski, this obligation ends on the earlier to occur of one year from the date of termination or obtaining substantially equivalent benefits from a subsequent employer. The change-in-control agreement also provides that to the extent that the agreements cover any matter covered by any other agreement with the officer, then the terms of the change-in-control agreements shall prevail.

   On March 21, 1994 the Company entered into an Agreement and Plan of Merger with National Westminster Bank Plc and NatWest Holdings Inc. (the "Merger Agreement"). The execution of the Merger Agreement constitutes a "change-in-control" for purposes of the change-in-control agreements described above.

                              THE PERFORMANCE GRAPH

   A paper copy of a line graph comparing the Company's cumulative shareholder return in relation to a performance indicator of the overall stock market, the Standard and Poors Composite - 500 Stock Index ("S&P 500"), and in relation to an index comprised of eastern regional banking institutions is being provided to the Securities and Exchange Commission. A table of the graph's data points is presented below. The comparison relates to performance over a five-year period and tracks, in each instance, the total return of a $100 investment during this five-year period, assuming the reinvestment of dividends.



             Standard & Poors
Quarter      Composite - 500      Eastern Regional     Citizens First
Ended         Stock Index           Stock Index         Bancorp, Inc.


12/88            $100.00              $100.00              $100.00

12/89             131.69               102.02                84.86

12/90             127.58                62.88                19.86

12/91             166.47               110.57                24.04

12/92             179.14               152.70                42.85

12/93             197.19               159.25                57.48


   While the Company's Common Stock underperformed the S&P 500 and the Eastern Regional Bank Index for the five-year period ending December 31, 1993, more recently the Company's performance has improved. During the two-year period ending December 31, 1993 the total return for the Company's Common Stock was 139.1%, compared to a 18.5% total return for the S&P 500 and a 44.0% total return for the Eastern Regional Bank Index during the same period.

                   PENSION PLAN AND BENEFIT EQUALIZATION PLAN

   The Bank has a funded non-contributory qualified retirement plan which entitles participants, who have survived to age 55 and are fully vested, to an annual retirement income. The amounts paid under the plan are determined on an actuarial basis, and no specific amounts are set aside for any individual. Subject to various exceptions, on reaching the normal retirement age of 65, the retirement income is equal to 47.5% of the Average Annual Compensation plus 11.25% of average annual compensation in excess of covered compensation, with the result reduced proportionately if years of service are less than 25. In no event, however, can any employee receive annual retirement income under the Pension Plan in excess of $115,641. Average Annual Compensation is the average annual compensation that would be subject to Social Security taxes, without the dollar limitation on such taxes, paid to a participant by the Bank during the period of 3 years out of the last 10 years of service which produces the highest such average, or actual service if it is less than 3 years. The annual compensation is limited to compensation levels indicated by IRS Section 401(a)17, which was $235,840 during 1993.

   Benefits are payable in the form of a monthly, lifetime annuity normally commencing on the later of age 65 or the participant's date of retirement. A participant may elect to receive a reduced monthly retirement payment in the form of a joint and survivor benefit or an amount which will continue for at least 10 years or, after death, during the lifetime of another individual. For purposes of illustration, the amount of annual retirement income under the Bank's retirement plan (including the Benefit Equalization Plan, described hereafter) is payable for the employee's life, commencing at age 65. The benefits illustrated do not take into account optional forms of benefit (i.e., joint and survivor benefits).

   The Bank also had a Benefit Equalization Plan for certain selected management employees. Although this Plan was terminated on May 6, 1992, the termination of the Plan does not affect benefits to former participants who were fully vested prior to its termination and were otherwise entitled to benefits thereunder. The Plan provides to a participant the retirement benefits which the participant would have received under the Bank's Pension Plan if the combined plan limitations of Section 415 and 401(a)17 of the Internal Revenue Code were not in effect.

                    ANNUAL BENEFITS FROM RETIREMENT PLAN AND
                            BENEFIT EQUALIZATION PLAN



   Average
   Annual            10 Years    15 Years    20 Years    25 Years
Compensation        of Service  of Service  of Service  of Service

  $ 50,000           $ 10,724    $ 16,086    $ 21,448    $ 26,810
  $100,000           $ 22,474    $ 33,711    $ 44,948    $ 56,185
  $150,000           $ 34,224    $ 51,336    $ 68,448    $ 85,560
  $200,000           $ 45,974    $ 68,961    $ 91,948    $114,935
  $250,000           $ 57,724    $ 86,586    $115,448    $144,310
  $300,000           $ 69,474    $104,211    $138,948    $173,685
  $350,000           $ 81,224    $121,836    $162,448    $203,060
  $400,000           $ 92,974    $139,461    $185,948    $232,435
  $450,000           $104,724    $157,086    $209,448    $262,810
  $500,000           $116,474    $174,711    $232,948    $291,185


   As of January 1, 1994 Mr. Nichols had 2 years of credited service to the Bank, Mr. Verblaauw had 38 years of credited service, Mr. Feeks had 1 year of credited service, Mr. Morris had 1 year of credited service and Mr.Malinowski had 1 year of credited service. Mr. Verblaauw's Average Annual Compensation for purposes of the Pension Plan and Benefit Equalization Plan is $492,638.

Item 12 - Security Ownership of Certain Beneficial Owners and Management


                                             Shares of
                                           Common Stock
                                           Owned as of
               Name                     February 7, 1994

         Daniel Amster (1) (2)               685,410
                                               (1.37%)

         Douglas H. Dittrick                  10,000

         Daniel M. Dwyer (1)                  30,485

         Robert D. Hunter (1)                 87,650

         Samuel M. Lyon, Jr.                 120,000

         Allan D. Nichols (3)                265,055

         Harry Randall, Jr. (1)(4)           158,005

         Alfred S. Teo (5)                 4,806,300
                                               (9.64%)

         Rodney T. Verblaauw (1)(6)          514,455
                                               (1.02%)

         Walter W. Weber, Jr. (7)            349,944


(1) Includes, for the following persons, the number of shares held solely by their spouse: Mr. Amster 53,242, Mr. Dwyer 1,159, Mr. Hunter 18,304, Mr. Randall 344 and Mr. Verblaauw 3,000.

(2) Includes 538,112 shares held jointly by Mr. Amster with his wife, with respect to which they have shared voting and investment power.

(3)  Includes 233,055 shares subject to currently exercisable stock options.

(4) Includes 12,301 shares held in a trust of which Mr. Randall is co-trustee and over which he has shared voting and investment power and 5,912 shares held in a trust of which Mr. Randall is trustee and over which he has sole voting and investment power.

(5) Includes 3,306,500 shares held jointly by Mr. Teo with his wife, with respect to which they have shared voting and investment power. Also includes a total of 1,409,800 shares owned by companies affiliated with Mr. Teo, with respect to which he has sole voting and investment power, and 90,000 shares owned by a company affiliated with Mr. Teo with respect to which he has shared voting and investment power.

(6) Includes 43,426 shares held by the trustee of the Bank's Employee Stock Ownership Plan for Mr. Verblaauw. Mr. Verblaauw only has voting power over these shares. Also includes 338,976 shares subject to currently exercisable stock options.

(7) Includes 37,532 shares held in a trust over which Mr. Weber has sole voting power. Also includes 209,004 shares held in a trust of which Mr. Weber is co-trustee and over which he has shared voting and investment power.


   Information concerning the beneficial ownership of the Company's Common Stock is set forth above opposite the name of each Director and in the accompanying footnotes.

   Set forth below are the number of shares of the Company's Common Stock owned by the executive officers of the Company named in the Summary Compensation Table located earlier in this Form 10K-A, except for Messrs. Nichols and Verblaauw whose share ownership is reported above in the information concerning directors:




            J. Michael Feeks              40,000 shares
            Jeffrey B. Morris             40,125 shares
            Eugene V. Malinowski          60,028 shares

   As of February 7, 1994 the directors and officers of the Company as a group (15 individuals) owned 7,236,532 shares, or 14.3% of the Common Stock. All stock ownership percentages which include or relate to officers holdings assume the full exercise of stock options which are exercisable immediately or within 60 days after February 7, 1994. The number of options included in the table above are: Mr. Feeks - 35,000; Mr. Morris - 35,000; and Mr. Malinowski - 35,000.

Item 13 - Certain Relationships and Related Transactions

   Certain Transactions

   Some of the Company's directors and executive officers, corporations of which they are executive officers or shareholders, partnerships of which they are partners, and trusts and estates of which they are fiduciaries have had transactions in the ordinary course of business with the Bank, including borrowings from the Bank. All such loans were made in the ordinary course of business on terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not affiliated with the Company or the Bank and did not involve more than the normal risk of collectibility or present other unfavorable features. The Bank has a first and second mortgage loan to a partnership in which Daniel M. Dwyer holds a 1% limited partner interest. The first mortgage loan was current as to all payments in 1993. The second mortgage loan, granted in 1987 in the amount of $770,000 and subsequently extended, bears an interest rate equal to the Bank's floating prime rate and, as of the date of this Form 8, was in a nonaccrual status. The balance of the second mortgage loan is approximately $689,000. The Bank is secured by mortgages on an industrial building and is currently in foreclosure litigation concerning the second mortgage loan. Since Mr. Dwyer is a limited partner in the partnership, he is not involved in the management of the partnership, is not a guarantor on either of the loans with the Bank and is not party to the litigation.

  In 1993 the Bank paid legal fees to Dwyer, Dwyer & Dwyer, P.A. (of which director Daniel M. Dwyer is a partner), Randall, Randall & Stevens (of which director Harry Randall, Jr. is a partner) and Weber, Muth & Weber (of which director Walter W. Weber, Jr. is a partner). The total fees paid to Weber, Muth & Weber in 1993 were $206,400, which represented more than 5% of the gross income for this firm in 1993. The fees paid to Dwyer, Dwyer & Dwyer, P.A. and Randall, Randall & Stevens did not reach this 5% threshold. The Bank intends to utilize the services of such firms in 1994.