Form 10-Q
period 1994-03-31
CITIZENS FIRST BANCORP INC /NJ/
filed 1994-05-12
CIK 702163

      As filed with the Securities and Exchange Commission on May 12, 1994


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1994

                                       OR

   ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------     -----------
                          Commission file number 1-8413


                          CITIZENS FIRST BANCORP, INC.
             (Exact name of Registrant as specified in its charter)


                  NEW JERSEY                             22-2395812
          (State of Incorporation)      (I.R.S. Employer Identification Number)


        208 HARRISTOWN ROAD, GLEN ROCK, NEW JERSEY             07452-3306
        (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code:  (201) 445-3400


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
           such requirements for the past 90 days.  Yes  X   No
                                                        ---     ---

              Number of shares outstanding on May 4, 1994:
              Common Stock, no par value              -   49,935,647 shares
              Series A Preferred Stock, no par value  -       65,943 shares


             The Exhibit Index for this document appears on page 16.

                          PART 1 FINANCIAL INFORMATION

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                        March 31, 1994       December 31,
                                                            (unaudited)             1993
Assets
Cash and due from banks                                     $  106,144        $  111,295
Interest-bearing balances with banks                            15,500               500
Federal Funds sold                                              90,000            50,000
    Total cash and cash equivalents                            211,644           161,795
Investment securities:
  U.S. treasury and government agencies                        139,560            97,652
  States and political subdivisions                             48,730            25,522
  Other                                                            160            11,736
    Total investment securities(market value:
     1994, $186,967; 1993, $135,899)                           188,450           134,910
Securities available for sale:
  U.S. treasury and government agencies                        262,867           417,033
  Other                                                         17,554                --
    Total securities available for sale (1994 amortized
     cost:  $283,370; 1993 market value:  $418,616)            280,421           417,033
      Total securities                                         468,871           551,943
Term Federal Funds sold                                             --            30,000
Loans                                                        1,775,400         1,750,834
      Total loans                                            1,775,400         1,780,834
Less:  Allowance for loan losses                                63,936            63,788
      Net loans                                              1,711,464         1,717,046
Premises and equipment                                          36,039            36,472
Foreclosed real estate, net                                     41,921            45,003
Accrued income receivable                                       16,236            16,353
Other assets                                                    39,923            37,735
         Total assets                                       $2,526,098        $2,566,347

Liabilities & Shareholders' Equity
Deposits:
  Demand (non-interest bearing)                             $  414,851        $  424,238
  Savings                                                    1,083,861         1,094,709
  Time                                                         777,804           802,028
      Total deposits                                         2,276,516         2,320,975
Short-term borrowings                                            7,076             6,795
Accrued expenses and other liabilities                          21,369            22,312
Long-term debt                                                  19,240            19,240
         Total liabilities                                   2,324,201         2,369,322

Shareholders' Equity
Preferred stock, authorized 3,000,000 shares, Series A,
  $2.50 cumulative convertible, no par value
  Issued and outstanding:  1994, 66,102 shares; 1993,
    68,815 shares; liquidation preference $23.00 per share       1,520             1,583
Common stock, no par value
  Authorized 56,393,972 shares
  Issued:  1994, 50,041,699 shares;
    1993, 50,006,514 shares                                     62,552            62,508
Paid-in capital                                                107,986           107,904
Retained earnings                                               33,165            26,587
Net unrealized holding gains (losses) on securities
    available for sale                                          (1,769)               --
Treasury stock, at cost, 146,690 shares                         (1,557)           (1,557)
         Total shareholders' equity                            201,897           197,025
         Total liabilities & shareholders' equity           $2,526,098        $2,566,347


See notes to interim consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME(unaudited)
(dollars in thousands, except per share amounts)


                                                                 For the Three Months
                                                                       Ended March 31
                                                                  1994           1993
Interest Income
 Loans                                                         $34,766       $ 34,085
 Securities:
  Taxable interest                                               5,701          6,793
  Tax-exempt interest                                              301             41
 Federal Funds sold                                                675            729
 Other                                                              29             10
  Total interest income                                         41,472         41,658
Interest Expense
 Savings deposits                                                6,094          6,541
 Time deposits                                                   7,857          9,766
 Short-term borrowings                                              52             40
 Long-term debt                                                    325            325
  Total interest expense                                        14,328         16,672
Net interest income                                             27,144         24,986
 Provision for loan losses                                       3,500          5,000
Net interest income after provision for loan losses             23,644         19,986
Non-Interest Income
 Trust department income                                           913            833
 Service charges on deposits                                     2,387          2,495
 Credit card merchant income                                       592            623
 Gain on sale of securities                                         --          2,161
 Commissions & other income                                        793            826
  Total non-interest income                                      4,685          6,938
Operating Expenses
 Salaries & employee benefits                                    9,340          8,711
 Net occupancy                                                   1,956          1,854
 Furniture & equipment                                             808            799
 Foreclosed real estate expense, net                             1,737          1,462
 Insurance premium on deposits                                   1,436          1,580
 Credit card merchant expense                                      455            447
 Other operating expenses                                        3,853          4,188
  Total operating expenses                                      19,585         19,041
Income before income taxes and cumulative effect
   of change in accounting principle                             8,744          7,883
 Income tax expense                                                  5            192
Income before cumulative effect of change in
   accounting principle                                          8,739          7,691
 Cumulative effect of change in accounting principle                --          7,168
Net income                                                     $ 8,739        $14,859

Weighted Average Number Of Common Shares Outstanding
    Primary                                                 50,230,394     50,035,839
    Fully Diluted                                           52,685,866     52,628,252
Income Per Common Share
    Primary
     Income before cumulative effect of change in
      accounting principle                                        $.17           $.15
     Cumulative effect of change in accounting principle            --            .15
     Net income                                                    .17            .30
    Fully diluted
     Income before cumulative effect of change in
      accounting principle                                         .17            .15
     Cumulative effect of change in accounting principle            --            .14
     Net income                                                    .17            .29


See notes to interim consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)


For the Three Months Ended March 31                                     1994              1993

Operating Activities
 Net income                                                        $   8,739         $  14,859
Adjustments to reconcile net income to net cash flows
  provided from operating activities:
 Provision for loan losses                                             3,500             5,000
 Provision for losses on foreclosed real estate                        1,217               843
 Amortization of unearned income on loans                                 17                39
 Amortization of intangible assets                                       387               387
 Depreciation on premises and equipment                                  967               762
 Gain on sale of securities                                               --            (2,161)
 Proceeds from sales of trading account securities                        --             9,932
 Purchase of trading account securities                                   --            (9,801)
Changes in operating assets and liabilities:
 Decrease in accrued income receivable                                   117             1,063
 Increase in deferred income taxes, net                                 (420)           (8,647)
 Increase in other assets                                               (975)           (2,797)
 Decrease in accrued expenses & other liabilities                       (943)             (484)

Net cash flows provided from operating activities                     12,606             8,995

Investing Activities
 Proceeds from maturities of securities available for sale           151,254                --
 Proceeds from sales of securities available for sale                     --           155,240
 Purchases of securities available for sale                           (6,015)          (46,441)
 Proceeds from maturities of investment securities                     4,692            37,739
 Purchase of investment securities                                   (69,808)         (190,024)
 Net decrease in loans                                                   551            15,190
 Sales of and payments on foreclosed real estate                       3,379             2,002
 Purchases of premises and equipment                                    (534)             (672)

Net cash flows provided from (used in) investing activities           83,519           (26,966)

Financing Activities
 Net decrease in demand and savings deposits                         (20,235)          (30,779)
 Net decrease in time deposits                                       (24,224)          (32,038)
 Net increase (decrease) in short-term borrowings                        281            (1,206)
 Proceeds from the issuance of common stock                               63                --
 Cash dividends on stock                                              (2,161)             (480)

Net cash flows used in financing activities                          (46,276)          (64,503)

Net increase (decrease) in cash & cash equivalents                    49,849           (82,474)

Cash & cash equivalents, beginning of year                           161,795           250,913
Cash & cash equivalents, end of period                              $211,644          $168,439

Supplemental Cash Flow Information
Amount paid during the period for:
 Interest                                                           $ 16,648          $ 17,736
 Income taxes                                                            425             1,671
Supplemental schedule of noncash investing activities
 Transfers from investment securities to securities
   available for sale                                                 11,576                --
 Transfers from loans to foreclosed real estate                        1,514               312


See notes to interim consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (dollars in thousands)


For the Three Months Ended March 31                       1994               1993

Balance, beginning of year                            $197,025           $163,328
Net income                                               8,739             14,859
Issuance of common stock due to exercise
  of stock options (11,367 shares)                          63                 --
Common stock dividend declared                          (2,120)                --
Preferred stock dividend declared                          (41)              (480)
Change in net unrealized holding gains (losses)
  on securities available for sale                      (1,769)                --
Balance, end of period                                $201,897           $177,707



See notes to interim consolidated financial statements.




CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


1  Financial Statements:

The accompanying interim consolidated balance sheets and the comparative interim consolidated statements of income, statements of cash flows, and statements of changes in shareholders' equity are condensed. The statements do not contain all of the information and footnotes required by generally accepted accounting principles to be included in a full set of financial statements, and have not been independently audited. As used in this report, unless the context indicates otherwise, the term "Citizens" refers to Citizens First Bancorp, Inc. and its subsidiary and the term "Bank" refers to Citizens First National Bank of New Jersey and its subsidiaries. The information furnished by means of this Quarterly Report on Form 10Q reflects all normal recurring adjustments which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the interim periods. The interim results of consolidated operations presented in this report may not necessarily be indicative of the consolidated results for the full year. The accompanying financial statements should be read in conjunction with Citizens' Annual Report on Form 10-K for the year ended December 31, 1993.

In the first quarter of 1994, Citizens was required to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. As a result of adopting SFAS 115 at March 31, 1994, Citizens recorded a mark-to-market adjustment on the available for sale portfolio of $2,949,000 and an adjustment to reduce shareholders' equity by $1,769,000, net of income taxes, in accordance with SFAS 115. The holding of these securities to maturity would result in the recapture of the adjustment provided for under SFAS 115. Certain transfers from the investment securities portfolio to the securities available for sale portfolio were required due to the adoption of SFAS 115.

2  Regulatory Proceedings:

On March 15, 1994, the Federal Reserve Bank of New York terminated a written agreement with Citizens which had been in effect since December 1990. Also, the Office of the Comptroller of the Currency ("OCC") terminated the Memorandum of Understanding ("MOU") between the OCC and the Bank. Both the written agreement and the MOU had required the maintenance of certain capital levels and placed certain restrictions on Citizens and the Bank.

3  Merger Agreement:

On March 21, 1994, Citizens announced the execution of a definitive merger agreement among National Westminster Bank Plc ("NatWest"), NatWest Holdings Inc., a subsidiary of NatWest, and Citizens. Under the terms of the merger agreement, Citizens will be merged into NatWest Holdings Inc. Shareholders of Citizens will have the option to elect to convert the common stock into $9.75 per share in cash or .22034 American Depository Receipts ("ADRs") of NatWest per share, or a combination of the two. Each ADR represents six ordinary shares of NatWest. After taking into account shareholder elections, no more than 60% nor less than 50% of Citizens shares will be converted into ADRs and the remaining Citizens shares will be converted into cash. The transaction is designed to be tax-free to Citizens shareholders electing to receive ADRs. The agreement is subject to approvals by the Federal Reserve Board, other regulatory authorities and the shareholders of Citizens. It is intended that the transaction will be completed as soon as possible after approvals are obtained and is expected to occur in the Fall of 1994.

4  Allowance for Loan Losses:

An analysis of the allowance for loan losses follows:


(in thousands)
For the Three Months Ended March 31                       1994           1993

Balance, beginning of period                           $63,788        $75,838
Provision charged to operations                          3,500          5,000
Recoveries on loans                                        672            823
Loans charged off                                       (4,024)        (5,753)
Balance, end of period                                 $63,936        $75,908



5  Nonperforming Assets:

Nonperforming assets of $105,591,000, $109,194,000, and $160,532,000 which represent 5.81%, 5.98%, and 9.20% of total loans and foreclosed real estate as of March 31, 1994, December 31, 1993, and March 31, 1993, respectively, consist of all nonperforming loans and foreclosed real estate. Gross interest income of approximately $1,300,000 and $1,940,000 would have been recorded for the three months ended March 31, 1994 and 1993, respectively, if nonaccrual loans had been current. Interest earned and recognized on a cash basis on nonaccrual loans amounted to $190,000 and $204,000 for the three months ended March 31, 1994 and 1993, respectively. In addition, interest earned on restructured loans that are performing in accordance with their modified terms amounted to $409,000 and $565,000 for the three months ended March 31, 1994 and 1993, respectively.
These loans would have earned $934,000 and $1,280,000 for the three months ended March 31, 1994 and 1993, respectively, had they performed in accordance with their original terms. For additional discussion, see page 13 under the caption "Asset Quality."

6  Income Taxes:

Effective January 1, 1993, Citizens adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires a change from the "deferred method" to the "liability method" of accounting for income taxes. The cumulative effect of adopting SFAS 109 on years prior to 1993 aggregated to an increase in net income of $7,168,000 due to the accelerated recognition of the deferred tax assets, net of a valuation allowance.

The provision for income taxes is based on pre-tax income which differs in some respects from taxable income. Beginning in 1993, all cumulative temporary differences, as defined by SFAS 109, are tax effected using the current tax rate.

The Omnibus Budget Reconciliation Act of 1993, (the "Act"), which was signed into law on August 10, 1993, enacts certain income tax changes that affect Citizens. Adjustments required to deferred tax assets or liabilities are recognized as income tax expense or benefit as of the enactment date of the Act. The provisions of the Act did not materially impact the financial statements of Citizens for the three months ended March 31, 1994.

7  Legal Proceedings:

In 1990, two class action lawsuits against Citizens and certain of its present and former directors and officers were filed in the United States District Court for the District of New Jersey. These actions have been consolidated since they involve common questions of law and fact. The plaintiffs allege that purchasers of Citizens' stock during a certain period were victims of knowing or reckless misrepresentations by the defendants concerning the financial condition of Citizens. The court has certified October 4, 1989 through August 31, 1990 as the class period. Specifically, the plaintiffs claim that the defendants knowingly or recklessly stated that Citizens' allowance for loan losses at December 31, 1989 was adequate; overstated Citizens' income for 1989; and artificially inflated the value of Citizens' stock. The plaintiffs claim similar misrepresentations by the defendants with respect to the March 31, 1990 interim financial statements of Citizens. Plaintiffs claim that the misrepresentations of the defendants violate Section 10(b) of the Securities Exchange Act, Rule 10(b) of the Rules and Regulations promulgated thereunder,
Section 20 of the Exchange Act, and constitute common law fraud and negligent omissions. The plaintiffs demand unspecified compensatory damages, punitive damages and costs of the suits. Citizens believes that the allegations of wrongdoing by it and its directors and officers are without merit and is vigorously defending the action. However, in consideration of the uncertainties of litigation, preliminary analyses of potential liability prepared by experts and the coverage of certain defendants under a Directors and Officers liability insurance policy, management determined it prudent to accrue $875,000 for this matter during the year ended December 31, 1993. Based upon these and other factors and advice received from Citizens' legal counsel, management currently believes that the outcome of the litigation will not result in an additional liability which would be material to Citizens' consolidated results of operations or financial position.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Citizens reported net income of $8,739,000 for the three months ended March 31, 1994, compared with $14,859,000 for the same period in the prior year. In the first quarter of 1993 Citizens recorded a credit of $7,168,000 resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Exclusive of the one-time benefit from the adoption of SFAS 109, net income from operations increased $1,048,000 or 13.6%. On a fully diluted per share basis, income for the three months ended March 31, 1994, was $.17 compared with $.15 for the first three months of 1993 before the cumulative effect of the change in accounting principle. Net income was $.17 per share for the first three months of 1994, compared with $.29 for the comparable period of 1993.

Excluding the benefit derived from the change in accounting principle, Citizens' improved performance for the first three months of 1994 was attributable to net interest income of $27,144,000, an 8.6% improvement from the comparable period last year. In addition, the provision for loan losses was reduced to $3,500,000 for the quarter ended March 31, 1994 from $5,000,000 for the comparable prior year period. Contributing to the 1993 first quarter net income was a gain on sale of securities available for sale of $2,161,000. No gain on sale was recorded in the three months ended March 31, 1994.

Citizens' assets at March 31, 1994 were $2,526,098,000, a decrease of 1.6% from the December 31, 1993 total of $2,566,347,000. Deposits decreased 1.9% to $2,276,516,000 over the same prior year period. At December 31, 1993 total loans included $30,000,000 of Term Federal Funds sold representing short-term loans made to other banks. Total loans, excluding Term Federal Funds sold, amounted to $1,775,400,000 at March 31, 1994, an increase of 1.4% compared to $1,750,834,000 at December 31, 1993. The investment securities portfolio amounted to $188,450,000 at March 31, 1994, compared with $134,910,000 at
December 31, 1993. Securities available for sale amounted to $280,421,000 at March 31, 1994, compared with $417,033,000 at December 31, 1993.

Total shareholders' equity at March 31, 1994 of $201,897,000 represents an increase of 2.5% over the December 31, 1993 total of $197,025,000 primarily as a result of net income for the quarter of $8,739,000 less the dividends declared on Citizens' common stock and Citizens' Series A $2.50 cumulative convertible preferred stock of $2,120,000 and $41,000, respectively. Additionally, due to the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities ("SFAS 115"), shareholders' equity has been reduced by $1,769,000 representing an adjustment for the change in net unrealized holding gains (losses) on securities available for sale.

Nonperforming assets at March 31, 1994 were $105,591,000, or 5.81% of total loans and foreclosed real estate, compared with $109,194,000 or 5.98% and $160,532,000 or 9.20% of total loans and foreclosed real estate at December 31, 1993 and March 31, 1993, respectively.

Return on average assets is an important measure of profitability. Citizens' annualized return on average assets was 1.38% for the three months ended March 31, 1994, compared with 1.25%, based on income before the cumulative effect of a change in accounting principle for the same period in the prior year. The annualized return on average shareholders' equity was 17.49% for the three months ended March 31, 1994, compared with 18.56%, based on income before the cumulative effect of a change in accounting principle for the three months ended March 31, 1993. Book value per share was $4.02 at March 31, 1994 compared with $3.92 per share at December 31, 1993 and $3.53 per share at March 31, 1993.

Net Interest Income

     Net interest income is the interest earned on loans and other earning assets less interest expense on deposits and borrowed money. Interest exempt from federal taxation has been restated to a taxable-equivalent basis, which places tax-exempt income and yields on a comparable basis with taxable income to facilitate analysis. In calculating loan yields, the applicable loan fees have been included in interest income, and nonperforming loans are included in the average loan balances.

     The following table sets forth a comparison of average daily balances, interest income and expense, and average interest rates calculated for each major category of interest-earning assets and interest-bearing liabilities.


Three Months Ended March 31                  1994                          1993
                                  Average          Average     Average           Average
(in thousands)                    Balance  Interest   Rate     Balance  Interest    Rate
Interest-Earning Assets
Total loans                    $1,760,239  $ 35,080*  7.97%  $1,692,721  $ 34,409*  8.13%
Less: Allowance for loan losses    64,760                        76,529
   Net loans                    1,695,479    35,080*  8.28    1,616,192    34,409*  8.52
Interest-bearing balances
  with banks                        3,333        30   3.60          500         4   3.20
Federal Funds sold                 83,889       675   3.22       96,244       729   3.03
Trading account securities             --        --     --          657        10*  6.09
Taxable securities                468,515     5,701   4.87      500,147     6,793   5.43
Tax-exempt securities              38,091       462*  4.85        2,131        62* 11.64
    Total earning assets        2,289,307    41,948   7.33    2,215,871    42,007   7.58
Cash and due from banks           115,558                       111,305
Foreclosed real estate, net        45,300                        61,924
Other assets                       88,273                        77,035
    Total assets               $2,538,438    41,948          $2,466,135    42,007

Interest-Bearing Liabilities
Savings deposits               $1,088,456   $ 6,094   2.24%  $1,018,865   $ 6,541   2.57%
Time deposits                     795,321     7,857   3.95      873,943     9,766   4.47
Short-term borrowings               7,216        52   2.88        7,045        40   2.27
Long-term debt                     19,240       325   6.76       19,290       325   6.74
    Total interest-bearing
      liabilities               1,910,233    14,328   3.00    1,919,143    16,672   3.47
Demand deposits (non interest-
    bearing)                      407,284                       362,139
Accrued expenses and other
   liabilities                     21,104                        19,062
Shareholders' equity              199,817                       165,791
    Total liabilities and
      shareholders' equity     $2,538,438    14,328          $2,466,135    16,672

Net interest income                         $27,620                       $25,335
Net yield on earning assets                           4.83%                         4.57%


*Adjusted to a taxable-equivalent basis at a 35% tax rate.


  Earning assets for the three months ended March 31, 1994 averaged $2,289,307,000, an increase of 3.3% over the same period in 1993. The increase in earning assets is primarily attributable to an increase in residential real estate loans. The lower overall average balances of interest-bearing liabilities is due to a decline in time deposits as a result of the lower interest rate environment. Consequently, the net yield on earning assets was 4.83% during the first three months of 1994 compared with 4.57% for the same period in 1993.

Rate/Volume Analysis of Net Interest Income

  The following table presents an analysis of the impact on interest income and interest expense resulting from changes in average volume (balance) and rate for the three months ended March 31, 1994 compared to the corresponding prior period. The volume effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The balance of the change in interest income or expense and net interest income has been attributed to the change in average rate.


                                   Three Months Ended March 31, 1994 Compared with 1993
                                         Increase (decrease) due to a change in the
(dollars in thousands)                           Volume              Rate        Total
Interest earned on:
  Net loans                                    $  1,689         $  (1,018)    $    671
  Federal Funds sold                                (94)               40          (54)
  Taxable securities                               (429)             (663)      (1,092)
  Tax-exempt securities                           1,046              (646)         400
  Other                                            (820)              836           16
    Total interest income*                        1,392            (1,451)         (59)

Interest expense on:
  Savings deposits                                  447              (894)        (447)
  Time deposits                                    (879)           (1,030)      (1,909)
  Short-term borrowings                               1                11           12
  Long-term debt                                     (1)                1            0
    Total interest expense                         (432)           (1,912)      (2,344)
      Change in net interest income            $  1,824          $    461     $  2,285
Percent increase in net interest
  income over the prior period                                                     9.0%


*Includes a $126,000 decrease in the taxable-equivalent adjustment using a 35% tax rate.


  Net interest income, on a taxable-equivalent basis, increased $2,285,000 for the period. The increase in net interest income resulted from a $2,344,000 decrease in interest expense offset by a $59,000 decrease in interest income. The declines in both interest income and interest expense were largely due to the effect of (i) the average overall lower interest rate environment during the first three months of 1994 compared with the same period of 1993 and (ii) a decline in the average balance of interest-bearing liabilities combined with an increase in the average balance of interest-earning assets during the first three months of 1994, compared with the same period in 1993.

  Increased residential real estate lending was the primary cause of the increase in the average balance of the loan portfolio. An increase in the securities portfolio was attributable to the purchase of tax-exempt securities offset by the maturities of taxable securities. The net operating loss carryforward position of Citizens had previously limited the attractiveness of owning tax-exempt securities.

Asset and Liability Management

  Citizens' one-year interest sensitivity gap was a negative $315,444,000 at March 31, 1994. A negative gap indicates that interest sensitive liabilities are greater than interest sensitive assets. As a practical matter, changes in the level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. In addition, assets and liabilities that can reprice within the same period may not reprice at the same time or to the same extent. The gap presents a one-day position, while changes in the level of interest sensitive assets and liabilities occur daily as Citizens adjusts its interest rate sensitivity. Due to Citizens' strong liquidity position, it has the ability to modify the interest sensitivity gap to mitigate the effect of an upturn in interest rates on net interest income. Interest rate-sensitive assets were 79.6% of interest rate-sensitive liabilities at March 31, 1994, compared with 85.1% at March 31, 1993. The percentage decrease from March 31, 1993 to March 31, 1994 was a result of management's attempts to reduce excess liquidity, thereby increasing investments in higher yielding assets. This was accomplished by lowering the level of overnight Federal Funds sold and by lengthening the maturities in the securities portfolio through the purchase of mortgage-backed securities and United States treasury securities. Additionally, the growth in lower costing savings deposits contributed to the decrease.

  Liquidity management provides Citizens with the ability to meet the cash flow requirements of depositors wanting to withdraw funds and of borrowers wanting to be assured that their credit needs will be met. Citizens also funds its own operations and provides management with the flexibility to modify Citizens' interest rate sensitivity position as the economic environment requires.

  Management considers Citizens' liquidity position to be sufficient to meet its foreseeable needs. Liquidity is provided through a variety of sources. One of the most important elements in the overall liquidity of Citizens is the core deposit base from its local marketplace. Liquidity can also be obtained by converting readily marketable assets to cash, including securities with maturities of less than one year, securities available for sale and other short-term investments such as interest-bearing deposits with banks and Federal Funds sold. At March 31, 1994, $145,552,000 of Citizens' securities portfolio was scheduled to mature within one year. In addition to its short-term securities portfolio, Citizens had $90,000,000 in overnight Federal Funds sold, providing additional liquidity.

  Other sources of liquidity include funds received from the repayment of loans as well as the ability of Citizens to package and sell residential mortgage loans in the secondary market. In addition, as a member of the Federal Reserve System, the Bank has access to the discount window of the Federal Reserve. The purpose of the discount window is to make available to financial institutions a source of liquidity when other sources of funding are not available or feasible. The Bank has not borrowed at the discount window during the past five years.

Non-Interest Income and Operating Expenses

  Non-interest income decreased $2,253,000 to $4,685,000 for the three months ended March 31, 1994, compared with the same period in 1993, primarily as a result of a $2,161,000 gain on sale of securities in 1993.

  Operating expenses increased $544,000 for the three months ended March 31, 1994, compared with the same period in 1993. Included in the 1994 quarterly expense amount were $246,000 of merger related costs. The largest operating expense increase was $629,000 in salaries and employee benefits which resulted from normal salary increases and the increased cost of employee benefits. Other increases of $275,000 in net foreclosed real estate expense and $102,000 in net occupancy were offset by decreases in other operating expenses of $335,000.

Income Tax Expense

  Effective January 1, 1993, Citizens adopted SFAS 109, which requires a change from the "deferred method" to the "liability method" of accounting for income taxes. The cumulative effect of adopting SFAS 109 on years prior to 1993 aggregated to an increase in net income of $7,168,000 due to the accelerated recognition of the deferred tax asset, net of a valuation allowance.

  Income tax expense was $5,000 for the three months ended March 31, 1994, compared with $192,000 for the same period in 1993. Citizens' effective tax rate was 0.1% for the three months ended March 31, 1994 compared with an effective tax rate of 2.4% for the same period in the prior year. Both effective tax rates were less than the statutory federal income tax rate of 35.0%. The difference between the statutory and the effective rates was primarily attributable to the utilization of a net operating loss carryforward, through the reduction of the deferred tax asset valuation allowance, and the tax-exempt status of interest income on tax-exempt loans and securities. For financial reporting purposes, as of March 31, 1994 Citizens had available approximately $16,000,000 of unbooked net operating loss carryforward represented by a $6,453,000 deferred tax asset valuation. The tax expense for both periods was entirely due to a provision for state income taxes.

Allowance for Loan Losses

  The allowance for loan losses is a valuation allowance established through charges to income. Loan losses are charged against the allowance when management believes the collectibility of all or a portion of the principal is unlikely. This evaluation is based upon identification of loss elements and known facts which are reasonably determined and quantified. If, as a result of loans charged-off or an increase in the level of portfolio risk characteristics, the allowance is below the level considered by management to be sufficient to absorb future losses on outstanding loans and commitments, the provision for loan losses is increased to the level considered necessary to provide an adequate allowance.

  In the opinion of management, the allowance for loan losses at March 31, 1994 was adequate to absorb possible future losses on existing loans and commitments. On a monthly basis, management reviews the adequacy of the allowance. That process includes a review of all delinquent, nonaccrual and other loans identified as needing additional review and analysis. The evaluation of loans in these categories involves an element of subjectivity but the process takes into consideration the risk of loss presented by the loans and potential sources of repayment, including collateral security. The evaluation is based upon a credit rating system that conforms to regulatory classification definitions that are extensively tested by management and the internal loan review department. Consideration is also given to historical data, trends in overall delinquencies, concentration of loans by industry and current economic conditions that may result in increased delinquencies, as well as other relevant factors.

  At March 31, 1994, the allowance for loan losses was $63,936,000, compared with $63,788,000 at December 31, 1993 and $75,908,000 at March 31, 1993. The
provision for loan losses for the three months ended March 31, 1994 was $3,500,000, compared with $5,000,000 for the same period of 1993. The allowance for loan losses at March 31, 1994 was 3.60% of total loans, compared with 3.58% at December 31, 1993 and 4.51% of total loans at March 31, 1993. The allowance for loan losses to nonperforming loans was 100.4% at March 31, 1994 compared to 99.4% and 75.5% at December 31, 1993 and March 31, 1993, respectively. Net charge-offs for the three months ended March 31, 1994 were $3,352,000, compared with $4,930,000 for the same period in 1993. The decline in net charge-offs reflected an improved stabilization of collateral values.

Asset Quality

  Management has identified the following categories of risk elements: (i) nonperforming assets, which include nonperforming loans and foreclosed real estate (other real estate owned and insubstance foreclosures), (ii) loans contractually past due 90 days or more as to principal or interest payments that continue to accrue interest because the loans are well secured and in the process of collection and (iii) other troubled debt restructurings that provide more favorable rates or terms to the borrower to facilitate the eventual full collection of principal. Accordingly, the risk element classification does not necessarily mean nonearning, but rather that it is probable that the entire interest will not be received within the original contractual term.

  The following table sets forth the totals of the risk elements at the dates indicated:


(dollars in thousands)                                 3/31/94      12/31/93      3/31/93
Nonperforming assets
   Commercial and industrial                          $ 21,437      $ 18,632     $ 29,979
   Real estate-commercial and construction              33,403        36,373       64,387
   Real estate-residential                               5,034         5,327        2,679
   Consumer                                              3,268         3,331        2,986
   Nonaccrual troubled debt restructurings                 528           528          494
     Total nonperforming loans                          63,670        64,191      100,525
Foreclosed real estate                                  41,921        45,003       60,007
     Total nonperforming assets                        105,591       109,194      160,532

Accruing loans past due 90 days or more as to
  principal or interest payments
   Commercial and industrial                               661           582          909
   Real estate-commercial and construction               1,428           382        2,636
   Real estate-residential                               2,405         2,144        2,246
   Consumer                                              1,385         1,413        1,881
     Total loans past due 90 days or more                5,879         4,521        7,672
Other troubled debt restructurings                      34,883        35,335       40,352
     Total risk elements                              $146,353      $149,050     $208,556

Total nonperforming loans as a percentage
  of total loans                                          3.59%         3.60%        5.97%
Total nonperforming assets as a percentage
  of total loans and foreclosed real estate               5.81          5.98         9.20
Total risk elements as a percentage of total
  loans and foreclosed real estate                        8.05          8.16        11.96


  As seen in the table, much of the concentration of risk elements is in the real estate categories. Future levels of risk elements will continue to be dependent upon economic conditions, and if the weakness in the New Jersey real estate market persists, risk elements may increase. Citizens updates appraisals on assets secured by real estate, particularly those categorized as risk elements or otherwise internally classified as having some degree of credit impairment.

  In addition to the loans included in the risk elements table, Citizens has identified approximately $30,000,000 of potential problem loans at March 31, 1994. These loans, as well as the loans included in risk elements, have been considered in the analysis of the adequacy of the allowance for loan losses.

  Interest income that would have been recorded for the three months ended March 31, 1994 if nonaccrual loans had been current was $1,300,000, including the reversal of previously accrued interest, compared with $1,940,000 for the same period in the prior year. Nonaccrual loans on which income is earned on a cash basis, amounted to $4,977,000 at March 31, 1994 and $6,647,000 at March 31, 1993. Interest earned on all cash basis nonaccrual loans amounted to $190,000 and $204,000 for the three months ended March 31, 1994 and 1993, respectively. In addition, interest earned on restructured loans that are performing in accordance with their modified terms amounted to $409,000 and $565,000 for the three months ended March 31, 1994 and 1993, respectively. These loans would have earned $934,000 and $1,280,000 for the three months ended March 31, 1994 and 1993, respectively, had they performed in accordance with their original terms.

  Management believes that the allowance for loan losses is adequate to absorb possible future losses on existing loans and commitments. In management's opinion, the provision for loan losses reflects the amount deemed appropriate to produce an allowance for loan losses adequate to meet the risk of loss characteristics of the loan portfolio at March 31, 1994.

  At March 31, 1994, the loan portfolio had no concentration of loans exceeding 10% of total loans in specialized industries other than residential and commercial real estate and was primarily comprised of loans made in Citizens' market area.

Capital Adequacy

  Capital adequacy is a measure of the amount of capital needed to sustain asset growth while providing safety for depositors' funds and shareholders' investments by acting as a means to absorb unanticipated losses.

  The Board of Governors of the Federal Reserve System has issued rules requiring banks and bank holding companies to maintain minimum levels of capital as a percentage of risk-weighted assets. Under these rules, a banking organization's assets and certain off-balance-sheet activities are classified into categories, with the least capital required for the category deemed to have the least risk, and the most capital required for the category deemed to have the most risk.

  Banking organizations are required to maintain a minimum total capital of 8.00% of risk-weighted assets, of which half must be core equity or Tier 1 capital. Citizens' Tier 1 capital as a percentage of total risk-weighted assets at March 31, 1994 was 11.24% compared with 11.15% and 10.09% at December 31, 1993 and March 31, 1993, respectively. Total capital as a percentage of total risk-weighted assets was 13.60% at March 31, 1994 compared with 13.54% at year end 1993 and 12.50% at March 31, 1993.

  The Board of Governors of the Federal Reserve System has also issued leverage capital adequacy standards, under which banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted total assets of at least 3.00% to 5.00%. At March 31, 1994 Citizens' leverage capital ratio was 7.80%.

  The capital ratios previously required by the Bank had been modified by a Memorandum of Understanding ("MOU") entered into by the Board of Directors of the Bank and the Office of the Comptroller of the Currency. As a result of the improved financial condition of the Bank, on March 15, 1994, the MOU was terminated.

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits.

No.   Description                                     Page

11*   Computation of Per Share Income                  17

b.    Reports on Form 8-K.

      On March 21, 1994, Citizens announced the execution of a definitive merger agreement among National Westminster Bank Plc ("NatWest"), NatWest Holdings Inc., a subsidiary of NatWest, and Citizens. Under the terms of the merger agreement, Citizens will be merged into NatWest Holdings Inc. Shareholders of Citizens will have the option to elect to convert the common stock into $9.75 per share in cash or .22034 American Depository Receipts ("ADRs") of NatWest per share, or a combination of the two. Each ADR represents six ordinary shares of NatWest. After taking into account shareholder elections, no more than 60% nor less than 50% of Citizens shares will be converted into ADRs and the remaining Citizens shares will be converted into cash. The transaction is designed to be tax-free to Citizens shareholders electing to receive ADRs. The agreement is subject to approvals by the Federal Reserve Board, other regulatory authorities and the shareholders of Citizens. It is intended that the transaction will be completed as soon as possible after approvals are obtained and is expected to occur in the Fall of 1994.



SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CITIZENS FIRST BANCORP, INC.



Date:   May 12, 1994                By: RODNEY T. VERBLAAUW
                                        Rodney T. Verblaauw, President and
                                        Chief Administrative Officer





Date:   May 12, 1994                By: EUGENE V. MALINOWSKI
                                        Eugene V. Malinowski, C.P.A., Treasurer
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)

                                  Exhibit Index

No.                                     Page

11*   Computation of Per Share Income    17