Form 10-Q
period 1994-06-30
CITIZENS FIRST BANCORP INC /NJ/
filed 1994-08-12
CIK 702163

     As filed with the Securities and Exchange Commission on August 15, 1994


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1994

                                       OR

   ( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from..........to .........

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


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.  Yes..X.. No....


          Number of shares outstanding on August 1, 1994:
          Common Stock, no par value              -   50,501,467 shares


             The Exhibit Index for this document appears on page 16.

                          PART 1 FINANCIAL INFORMATION

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)                                        June 30, 1994   December 31,
                                                                                     1993
Assets
Cash and due from banks                                          $  137,853    $  111,295
Interest-bearing balances with banks                                    500           500
Federal Funds sold                                                   75,000        50,000
    Total cash and cash equivalents                                 213,353       161,795
Investment securities:
  U.S. treasury and government agencies                             136,460        97,652
  States and political subdivisions                                  81,542        25,522
  Other                                                                 160        11,736
    Total investment securities(market value:
     1994, $214,035; 1993, $135,899)                                218,162       134,910
Securities available for sale:
  U.S. treasury and government agencies                             228,900       417,033
  Other                                                               6,247             -
    Total securities available for sale (1994 amortized
     cost:  $241,795; 1993 market value:  $418,616)                 235,147       417,033
      Total securities                                              453,309       551,943
Term Federal Funds sold                                                   -        30,000
Loans                                                             1,786,801     1,750,834
      Total loans                                                 1,786,801     1,780,834
Less:  Allowance for loan losses                                     62,936        63,788
      Net loans                                                   1,723,865     1,717,046
Premises and equipment                                               35,407        36,472
Foreclosed real estate, net                                          38,740        45,003
Accrued income receivable                                            15,881        16,353
Other assets                                                         45,298        37,735
         Total assets                                            $2,525,853    $2,566,347

Liabilities & Shareholders' Equity
Deposits:
  Demand (non-interest bearing)                                  $  452,559    $  424,238
  Savings                                                         1,089,008     1,094,709
  Time                                                              729,121       802,028
      Total deposits                                              2,270,688     2,320,975
Short-term borrowings                                                 6,662         6,795
Accrued expenses and other liabilities                               21,305        22,312
Long-term debt                                                       19,240        19,240
         Total liabilities                                        2,317,895     2,369,322

Shareholders' Equity
Preferred stock, authorized 3,000,000 shares, Series A,
  $2.50 cumulative convertible, no par value
  Issued and outstanding:  1994, 38,702 shares; 1993,
    68,815 shares; liquidation preference $23.00 per share              890         1,583
Common stock, no par value
  Authorized 56,393,972 shares
  Issued:  1994, 50,324,207 shares;
    1993, 50,006,514 shares                                          62,905        62,508
Paid-in capital                                                     108,448       107,904
Retained earnings                                                    41,261        26,587
Net unrealized holding losses on securities available
    for sale                                                         (3,989)            -
Treasury stock, at cost, 146,690 shares                              (1,557)       (1,557)
         Total shareholders' equity                                 207,958       197,025
         Total liabilities & shareholders' equity                $2,525,853    $2,566,347


See notes to interim consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)



                                                 For The Three Months        For The Six Months
                                                      Ended June 30,            Ended June 30,
                                                    1994         1993         1994         1993

Interest Income
 Loans                                           $36,443      $33,814     $ 71,209     $ 67,899
 Securities:
  Taxable interest                                 5,156        6,654       10,857       13,447
  Tax-exempt interest                                521           41          822           82
 Federal Funds sold                                  627          516        1,302        1,245
 Other                                               123           17          152           27
  Total interest income                           42,870       41,042       84,342       82,700
Interest Expense
 Savings deposits                                  6,332        6,332       12,426       12,873
 Time deposits                                     7,491        8,910       15,348       18,676
 Short-term borrowings                                68           38          120           78
 Long-term debt                                      323          325          648          650
  Total interest expense                          14,214       15,605       28,542       32,277
Net interest income                               28,656       25,437       55,800       50,423
 Provision for loan losses                         3,000        4,500        6,500        9,500
  Net interest income after provision
   for loan losses                                25,656       20,937       49,300       40,923
Non-Interest Income
 Trust department income                             803          810        1,716        1,643
 Service charges on deposits                       2,627        2,503        5,014        4,998
 Credit card merchant income                         610          607        1,202        1,230
 Gain on sale of securities                            -            -            -        2,161
 Commissions & other income                          876        1,081        1,669        1,907
  Total non-interest income                        4,916        5,001        9,601       11,939
Operating Expense
 Salaries & employee benefits                      9,428        9,077       18,768       17,788
 Net occupancy                                     1,957        1,703        3,913        3,557
 Furniture & equipment                               847          741        1,655        1,540
 Foreclosed real estate expense, net               1,691        2,136        3,428        3,598
 Insurance premium on deposits                     1,437        1,418        2,873        2,998
 Credit card merchant expense                        518          514          973          961
 Other operating expenses                          4,448        3,726        8,301        7,914
  Total operating expenses                        20,326       19,315       39,911       38,356
Income before income taxes and cumulative
   effect of change in accounting principle       10,246        6,623       18,990       14,506
 Income tax expense                                    4           98            9          290
Income before cumulative effect of change
   in accounting principle                        10,242        6,525       18,981       14,216
 Cumulative effect of change in accounting
   principle                                           -            -            -        7,168
Net Income                                       $10,242      $ 6,525      $18,981      $21,384

Weighted Average Number Of Common
    Shares Outstanding
    Primary                                   50,708,942   50,144,890   50,340,697   50,090,363
    Fully Diluted                             53,150,174   52,621,517   52,818,971   52,624,883
Income Per Common Share
    Primary
     Income before cumulative effect of
        change in accounting principle              $.21         $.13         $.38         $.28
     Cumulative effect of change in
        accounting principle                           -            -            -          .15
     Net Income                                      .21          .13          .38          .43
    Fully Diluted
     Income before cumulative effect of
        change in accounting principle               .20          .12          .37          .27
     Cumulative effect of change in
        accounting principle                           -            -            -          .14
     Net Income                                      .20          .12          .37          .41


See notes to interim consolidated financial statements.

CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)


For the Six Months Ended June 30                                        1994              1993

Operating Activities
 Net income                                                        $  18,981         $  21,384
Adjustments to reconcile net income to net cash flows
  provided from operating activities:
 Provision for loan losses                                             6,500             9,500
 Provision for losses on foreclosed real estate                        2,229             1,712
 Amortization of unearned income on loans                                 32                71
 Amortization of intangible assets                                       775               775
 Depreciation on premises and equipment                                1,958             1,521
 Gain on sale of securities                                                -            (2,161)
 Proceeds from sales of trading account securities                         -            24,252
 Purchase of trading account securities                                    -           (23,128)
Changes in operating assets and liabilities:
 Decrease in accrued income receivable                                   472               125
 Increase in deferred income taxes, net                               (6,418)          (14,042)
 Decrease (increase) in other assets                                     739            (1,736)
 (Decrease) increase in accrued expenses & other liabilities          (1,007)            1,036

Net cash flows provided from operating activities                     24,261            19,309

Investing Activities
 Proceeds from maturities of securities available for sale           192,829               583
 Proceeds from sales of securities available for sale                      -           155,240
 Purchases of securities available for sale                           (6,015)          (14,519)
 Proceeds from maturities of investment securities                    15,792            40,608
 Purchase of investment securities                                  (110,620)         (199,624)
 Net (increase) decrease in loans                                    (16,346)            6,021
 Sales of and payments on foreclosed real estate                       7,029             6,988
 Purchases of premises and equipment                                    (893)           (1,300)

Net cash flows provided from (used in) investing activities           81,776            (6,003)

Financing Activities
 Net increase in demand and savings deposits                          22,620            19,615
 Net decrease in time deposits                                       (72,907)          (75,864)
 Net decrease in short-term borrowings                                  (133)             (429)
 Proceeds from the issuance of common stock                              248                28
 Cash dividends on stock                                              (4,307)             (524)

Net cash flows used in financing activities                          (54,479)          (57,174)

Net increase (decrease) in cash & cash equivalents                    51,558           (43,868)

Cash & cash equivalents, beginning of year                           161,795           250,913
Cash & cash equivalents, end of period                              $213,353          $207,045

Supplemental Cash Flow Information
Amount paid during the period for:
 Interest                                                           $ 30,825          $ 33,637
 Income taxes                                                          6,427             7,180
Supplemental schedule of noncash investing activities
 Transfers from investment securities to securities
   available for sale                                                 11,576                 -
 Net unrealized holding losses on securities available for sale       (3,989)                -
 Transfers from loans to foreclosed real estate                        2,995               952

See notes to interim consolidated financial statements.


CITIZENS FIRST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)


For the Six Months Ended June 30                          1994               1993

Balance, beginning of year                            $197,025           $163,328
Net income                                              18,981             21,384
Issuance of common stock due to exercise
  of stock options (53,370 shares; 6,074 shares)           248                 28
Common stock dividend declared                          (4,266)                 -
Preferred stock dividend declared                          (41)              (524)
Change in net unrealized holding losses on
     securities available for sale                      (3,989)                 -
Balance, end of period                                $207,958           $184,216


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

In the first quarter of 1994, Citizens was required to adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Subsequent to adoption, Citizens recorded a mark-to-market adjustment on the available for sale portfolio of $6,648,000 and an adjustment to reduce shareholders' equity by $3,989,000, net of income taxes, in accordance with SFAS 115, at June 30, 1994. The holding of these securities to maturity would result in the recapture of the adjustment provided for under SFAS 115. Certain transfers from the investment securities portfolio to the securities available for sale portfolio were required due to the adoption of SFAS 115.

2  Regulatory Proceedings:

On March 15, 1994, the Federal Reserve Bank of New York terminated a written agreement with Citizens which had been in effect since December 1990. Also, on March 15, 1994, the Office of the Comptroller of the Currency ("OCC") terminated the Memorandum of Understanding ("MOU") between the OCC and the Bank. Both the written agreement and the MOU had required the maintenance of certain capital levels and placed certain restrictions on Citizens and the Bank.

3  Merger Agreement:

On March 21, 1994, Citizens announced the execution of a definitive merger agreement among National Westminster Bank Plc ("NatWest"), NatWest Holdings Inc., a subsidiary of NatWest, and Citizens. Under the terms of the merger agreement, Citizens will be merged into NatWest Holdings Inc. (the "Merger"). Shareholders of Citizens will have the option to elect to convert their common stock into $9.75 per share in cash, .22034 American Depository Receipts ("ADRs") of NatWest per share, or a combination of the two. Each ADR represents six ordinary shares of NatWest. After taking into account shareholder elections, no more than 60% nor less than 50% of Citizens shares will be converted into ADRs and the remaining Citizens shares will be converted into cash. The transaction is designed to be tax-free to Citizens shareholders who receive ADRs. The agreement is subject to approval by certain Federal and United Kingdom regulatory authorities and the shareholders of Citizens. It is intended that the transaction will be completed as soon as possible after approvals are obtained and is expected to occur in the Fall of 1994.

4  Allowance for Loan Losses:

An analysis of the allowance for loan losses follows:





(in thousands)
For the Six Months Ended June 30                          1994           1993

Balance, beginning of period                           $63,788        $75,838
Provision charged to operations                          6,500          9,500
Recoveries on loans                                      1,927          1,437
Loans charged off                                       (9,279)       (10,821)
Balance, end of period                                 $62,936        $75,954


5  Nonperforming Assets:

Nonperforming assets of $87,746,000, $109,194,000, and $155,798,000 which represent 4.81%, 5.98%, and 8.94% of total loans and foreclosed real estate as of June 30, 1994, December 31, 1993, and June 30, 1993, respectively, consist of all nonperforming loans and foreclosed real estate. Gross interest income of approximately $2,424,000 and $4,400,000 would have been recorded for the six months ended June 30, 1994 and 1993, respectively, if nonaccrual loans had been current. Interest earned and recognized on a cash basis on nonaccrual loans amounted to $346,000 and $378,000 for the six months ended June 30, 1994 and 1993, respectively. In addition, interest earned on restructured loans that are performing in accordance with their modified terms amounted to $788,000 and $1,047,000 for the six months ended June 30, 1994 and 1993, respectively. These loans would have earned $1,839,000 and $2,305,000 for the six months ended June 30, 1994 and 1993, respectively, had they performed in accordance with their original terms. For additional discussion, see page 12 under the caption "Asset Quality."

In the second quarter, Citizens sold approximately $9,302,000 of performing and nonperforming residential mortgages and other real estate, resulting in the reduction of nonperforming assets of approximately $6,907,000. The transaction resulted in a reduction of the allowance for loan losses of approximately $2,358,000 in connection with the asset sale.

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

The Omnibus Budget Reconciliation Act of 1993, (the "Act"), which was signed into law on August 10, 1993, enacts certain income tax changes that affect Citizens. Adjustments required to deferred tax assets or liabilities are recognized as income tax expense or benefit as of the enactment date of the Act. The provisions of the Act did not materially impact the financial statements of Citizens for the six months ended June 30, 1994.

7 Legal Proceedings:

In 1990, two class action lawsuits against Citizens and certain of its present and former directors and officers were filed in the United States District Court for the District of New Jersey. These actions have been consolidated since they involve common questions of law and fact. The plaintiffs allege that purchasers of Citizens' stock during a certain period were victims of knowing or reckless misrepresentations by the defendants concerning the financial condition of Citizens. The court has certified October 4, 1989 through August 31, 1990 as the class period. Specifically, the plaintiffs claim that the defendants knowingly or recklessly stated that Citizens' allowance for loan losses at December 31, 1989 was adequate; overstated Citizens' income for 1989; and artificially inflated the value of Citizens' stock. The plaintiffs claim similar misrepresentations by the defendants with respect to the March 31, 1990 interim financial statements of Citizens. Plaintiffs claim that the misrepresentations of the defendants violate Section 10(b) of the Securities Exchange Act, Rule 10(b) of the Rules and Regulations promulgated thereunder,
Section 20 of the Exchange Act, and constitute common law fraud and negligent omissions. The plaintiffs demand unspecified compensatory damages, punitive damages and costs of the suits. Citizens believes that the allegations of wrongdoing by it and its directors and officers are without merit and is vigorously defending the action. However, in consideration of the uncertainties of litigation, analyses of potential liability prepared by experts and the coverage of certain defendants under a Directors and Officers liability insurance policy, management determined it prudent to accrue $875,000 for this matter during the year ended December 31, 1993. Based upon these and other factors and advice received from Citizens' legal counsel, management currently believes that the outcome of the litigation will not result in an additional liability which would be material to Citizens' consolidated results of operations or financial position.

In April 1994 a purported class action relating to the Merger was filed by two alleged shareholders of Citizens in the Superior Court of New Jersey, Bergen County, Chancery Division. Named as defendants in the action are Citizens and the members of Citizens Board. The class that plaintiffs seek to represent consists of all holders of Citizens Common Stock as March 21, 1994. Plaintiffs allege that in considering and approving the Merger defendants breached their fiduciary duties to shareholders in various respects. In particular, plaintiffs claim that defendants did not exercise independent business judgment, acted for their own personal benefit, and failed to utilize fair and active bidding procedures to assure that shareholder value was maximized, and that as a result, shareholders are being deprived of the opportunity to realize a fair and adequate price for their shares. The complaint seeks to require defendants to immediately undertake an appropriate evaluation of Citizens' worth as a merger/acquisition candidate, to take all appropriate steps to enhance Citizens' value and attractiveness as a merger/acquisition candidate and expose Citizens to the marketplace in an effort to create an active auction, to act independently to ensure that no conflicts of interest exist and to account to the plaintiff class for all damages suffered as a result of defendants' conduct. Citizens believes that the claims are totally without merit and intends to vigorously defend the action.

Citizens is also subject to other claims and litigation that arise primarily in the ordinary course of business. Based on information presently available and advice received from legal counsel representing Citizens, it is the opinion of management that the disposition or ultimate determination of such other claims and litigation will not have a material adverse effect on the consolidated results of operations or financial position of Citizens.

8  Long Term Debt

On April 22, 1994, Citizens called for the redemption of its outstanding 6 3/4% Convertible Subordinated Debentures due August 1, 2001. The debentures were redeemed on August 1, 1994. A total of $18,990,000 in principal amount of the debentures was outstanding at June 30, 1994.

The redemption price paid for the debentures was 100% of principal amount, plus accrued interest through the date of redemption. After the redemption date, interest ceased to accrue. The debentures were convertible into the Company's Common Stock, at any time prior to the date of redemption, at a price of $10.27 per share.

9  Preferred Stock

On May 26, 1994, Citizens announced that it will redeem all of its outstanding Preferred Stock, Series A $2.50 Cumulative Convertible on July 14, 1994. The redemption price for each share of Preferred Stock is $23.00, plus $.51 in accrued dividends through the date of redemption, for a total of $23.51 per share. At any time prior to 5:00 p.m. on Thursday, July 14, 1994 each share of Preferred Stock may be converted into 8.78 shares of the Company's Common Stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Citizens reported net income of $18,981,000 for the six months ended June 30, 1994, compared with $21,384,000 for the same period in the prior year. In the first quarter of 1993, Citizens recorded a credit of $7,168,000 resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Exclusive of the one-time benefit from the adoption of SFAS 109, net income from operations increased $4,765,000 or 33.5%. On a fully diluted per share basis, income for the six months ended June 30, 1994 was $.37 compared with $.27 for the first six months of 1993 before the cumulative effect of the change in accounting principle. Net income was $.37 per share for the first six months of 1994, compared with $.41 for the comparable period of 1993.

Excluding the benefit derived from the change in accounting principle, Citizens' improved performance for the first six months of 1994 was attributable to net interest income of $55,800,000, a 10.7% improvement from the comparable period last year. In addition, the provision for loan losses was reduced to $6,500,000 for the six months ended June 30, 1994 from $9,500,000 for the comparable prior year period. Contributing to net income for the six months ended June 30, 1993 was a gain on sale of securities available for sale of $2,161,000. No gain on sale was recorded in the six months ended June 30, 1994.

Citizens' assets at June 30, 1994 were $2,525,853,000, a decrease of 1.6% from the December 31, 1993 total of $2,566,347,000. Deposits decreased 2.2% to $2,270,688,000 compared to $2,320,975,000 at December 31, 1993. At December 31,
1993 total loans included $30,000,000 of Term Federal Funds sold representing short-term loans made to other banks. Total loans, excluding Term Federal Funds sold, amounted to $1,786,801,000 at June 30, 1994, an increase of 2.1% compared to $1,750,834,000 at December 31, 1993. The investment securities portfolio amounted to $218,162,000 at June 30, 1994, compared with $134,910,000 at
December 31, 1993. Securities available for sale amounted to $235,147,000 at June 30, 1994, compared with $417,033,000 at December 31, 1993.

Total shareholders' equity at June 30, 1994 of $207,958,000 represents an increase of 5.5% over the December 31, 1993 total of $197,025,000 primarily as a result of net income of $18,981,000 less the dividends declared on Citizens' common stock and Citizens' Series A $2.50 cumulative convertible preferred stock of $4,266,000 and $41,000, respectively. Additionally, due to the adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities ("SFAS 115"), shareholders' equity has been reduced by $3,989,000, net of taxes, representing an adjustment for the change in net unrealized holding losses on securities available for sale.

Nonperforming assets at June 30, 1994 were $87,746,000, or 4.81% of total loans and foreclosed real estate, compared with $109,194,000 or 5.98% and $155,798,000 or 8.94% of total loans and foreclosed real estate at December 31, 1993 and June 30, 1993, respectively.

In June, Citizens sold approximately $9,302,000 of performing and nonperforming residential mortgages and other real estate. As a result of this sale, the level of the Bank's nonperforming assets was reduced by approximately $6,907,000. In addition, the transaction resulted in a reduction of the allowance for loan losses by approximately $2,358,000.

Return on average assets is an important measure of profitability. Citizens' annualized return on average assets was 1.50% for the six months ended June 30, 1994, compared with 1.15%, based on income before the cumulative effect of a change in accounting principle, for the same period in the prior year. The annualized return on average shareholders' equity was 18.69% for the six months ended June 30, 1994, compared with 16.44%, based on income before the cumulative effect of a change in accounting principle for the six months ended June 30, 1993. Book value per share was $4.13 at June 30, 1994 compared with $3.92 per share at December 31, 1993 and $3.66 per share at June 30, 1993.

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



Six Months Ended June 30                      1994                          1993
                                  Average              Average    Average            Average
(in thousands)                    Balance    Interest   Rate      Balance  Interest   Rate

Interest-Earning Assets
Total loans                      $1,773,933  $ 71,872   8.10%  $1,690,115  $ 68,536   8.11%
Less: Allowance for loan losses      64,544                        76,512
   Net loans                      1,709,389    71,872   8.41    1,613,603    68,536   8.49
Interest-bearing balances
  with banks                          8,124       151   3.72          500         8   3.20
Federal Funds sold                   73,376     1,302   3.55       82,105     1,245   3.03
Trading account securities              -         -      -            888        27   6.08
Taxable securities                  434,237    10,857   5.00      509,997    13,447   5.27
Tax-exempt securities                50,954     1,262   4.95        2,109       124  11.76
    Total earning assets          2,276,080    85,444   7.51    2,209,202    83,387   7.55
Cash and due from banks             118,636                       112,163
Foreclosed real estate, net          43,163                        60,183
Other assets                         91,257                        82,155
    Total assets                 $2,529,136    85,444          $2,463,703    83,387

Interest-Bearing Liabilities
Savings deposits                 $1,090,652   $12,426   2.28%  $1,023,371   $12,873   2.52%
Time deposits                       775,349    15,348   3.96      853,876    18,676   4.37
Short-term borrowings                 7,178       120   3.34        6,912        78   2.26
Long-term debt                       19,240       648   6.74       19,290       650   6.74
    Total interest-bearing
      liabilities                 1,892,419    28,542   3.02    1,903,449    32,277   3.39
Demand deposits (non interest-
    bearing)                        412,821                       368,708
Accrued expenses and other
   liabilities                       20,784                        18,616
Shareholders' equity                203,112                       172,930
    Total liabilities and
      shareholders' equity       $2,529,136    28,542          $2,463,703    32,277

Net interest income                           $56,902                       $51,110
Net yield on earning assets                             5.00%                         4.63%


*Adjusted to a taxable-equivalent basis at a 35% tax rate.


Earning assets for the six months ended June 30, 1994 averaged $2,276,080,000, an increase of 3.0% over the same period in 1993. The increase in earning assets is primarily attributable to an increase in residential real estate loans. The lower overall average balances of interest-bearing liabilities is due to a decline in time deposits as a result of money market conditions which made bank certificate of deposits less competitive compared to other short-term investments. Consequently, the net yield on earning assets was 5.00% during the first six months of 1994 compared with 4.63% for the same period in 1993.

Rate/Volume Analysis of Net Interest Income

The following table presents an analysis of the impact on interest income and interest expense resulting from changes in average volume (balance) and rate for the six months ended June 30, 1994 compared to the corresponding prior period. The volume effect of a change in average balance has been determined by applying the average rate for the earlier period to the change in average balance for the later period, as compared with the earlier period. The balance of the change in interest income or expense and net interest income has been attributed to the change in average rate.


                                     Six Months Ended June 30, 1994 Compared with 1993
                                         Increase (decrease) due to a change in the
(dollars in thousands)                           Volume              Rate        Total

Interest earned on:
  Net loans                                    $  4,066         $    (730)    $  3,336
  Federal Funds sold                               (132)              189           57
  Taxable securities                             (1,997)             (593)      (2,590)
  Tax-exempt securities                           2,872            (1,734)       1,138
  Other                                          (2,284)            2,400          116
    Total interest income*                        2,525              (468)       2,057

Interest expense on:
  Savings deposits                                  848            (1,295)        (447)
  Time deposits                                  (1,716)           (1,612)      (3,328)
  Short-term borrowings                               3                39           42
  Long-term debt                                     (2)                -           (2)
    Total interest expense                         (867)           (2,868)      (3,735)
      Change in net interest income            $  3,392          $  2,400     $  5,792
Percent increase in net interest
  income over the prior period                                                    11.3%


*Includes a $416,000 increase in the taxable-equivalent adjustment using a 35% tax rate.


Net interest income, on a taxable-equivalent basis, increased $5,792,000 for the period. The increase in net interest income resulted from a $3,735,000 decrease in interest expense and a $2,057,000 increase in interest income. The decline in interest expense was largely due to the effect of (i) the average overall lower interest rate environment during the first six months of 1994 compared with the same period of 1993 and (ii) a decline in the average balance of interest-bearing liabilities, primarily in time deposits, combined with an increase in the average balance of interest-earning assets during the first six months of 1994, compared with the same period in 1993.

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

Asset and Liability Management

Citizens' one-year interest sensitivity gap was a negative $306,486,000 at June 30, 1994. A negative gap indicates that interest sensitive liabilities are greater than interest sensitive assets. As a practical matter, changes in the level of interest rates do not affect all categories of assets and liabilities equally or simultaneously. In addition, assets and liabilities that can reprice within the same period may not reprice at the same time or to the same extent. The gap presents a one-day position, while changes in the level of interest sensitive assets and liabilities occur daily as Citizens adjusts its interest rate sensitivity. Due to Citizens' strong liquidity position, it has the ability to modify the interest sensitivity gap to mitigate the effect of an upturn in interest rates on net interest income. Interest rate-sensitive assets were 80.0% of interest rate-sensitive liabilities at June 30, 1994, compared with 84.0% at June 30, 1993. The percentage decrease from June 30, 1993 to June 30, 1994 was a result of management's attempts to reduce excess liquidity, thereby increasing investments in higher yielding assets. This was accomplished by lowering the level of overnight Federal Funds sold and by lengthening the maturities in the securities portfolio through the purchase of mortgage-backed securities and United States treasury securities. Additionally, the growth in lower costing savings deposits contributed to the decrease.

Liquidity management provides Citizens with the ability to meet the cash flow requirements of depositors wanting to withdraw funds and of borrowers wanting to be assured that their credit needs will be met. Citizens also funds its own operations and provides management with the flexibility to modify Citizens' interest rate sensitivity position as the economic environment requires.

Management considers Citizens' liquidity position to be sufficient to meet its foreseeable needs. Liquidity is provided through a variety of sources. One of the most important elements in the overall liquidity of Citizens is the core deposit base from its local marketplace. Liquidity can also be obtained by converting readily marketable assets to cash, including securities with maturities of less than one year, securities available for sale and other short-term investments such as interest-bearing deposits with banks and Federal Funds sold. At June 30, 1994, $164,682,000 of Citizens' securities portfolio was scheduled to mature within one year. In addition to its short-term securities portfolio, Citizens had $75,000,000 in overnight Federal Funds sold, providing additional liquidity.

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

Non-Interest Income and Operating Expenses

Non-interest income decreased $2,338,000 to $9,601,000 for the six months ended June 30, 1994, compared with the same period in 1993, primarily as a result of a $2,161,000 gain on sale of securities in 1993.

Operating expenses increased $1,555,000 for the six months ended June 30, 1994, compared with the same period in 1993. More than half of this increase was attributable to merger related costs which totaled $837,000. The largest operating expense increase was $980,000 in salaries and employee benefits which resulted from normal salary increases and the increased cost of employee benefits. Other increases of $387,000 in other operating expenses and $356,000 in net occupancy were offset by decreases in net foreclosed real estate expenses of $170,000 and in insurance premium on deposits of $125,000.

Income Tax Expense

Effective January 1, 1993, Citizens adopted SFAS 109, which requires a change from the "deferred method" to the "liability method" of accounting for income taxes. The cumulative effect of adopting SFAS 109 on years prior to 1993 aggregated to an increase in net income of $7,168,000 due to the accelerated recognition of the deferred tax asset, net of a valuation allowance.

Income tax expense was $9,000 for the six months ended June 30, 1994, compared with $290,000 for the same period in 1993. Citizens' effective tax rate was 0.1% for the six months ended June 30, 1994 compared with an effective tax rate of 2.0% for the same period in the prior year. Both effective tax rates were less than the statutory federal income tax rate of 35.0%. The difference between the statutory and the effective rates was primarily attributable to the utilization of a net operating loss carryforward, through the reduction of the deferred tax asset valuation allowance, and the tax-exempt status of interest income on tax-exempt loans and securities. The Company will return to a fully-taxable position during the third quarter. The tax expense for both periods was entirely due to a provision for state income taxes.

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

In the opinion of management, the allowance for loan losses at June 30, 1994 was adequate to absorb possible future losses on existing loans and commitments. On a monthly basis, management reviews the adequacy of the allowance. That process includes a review of all delinquent, nonaccrual and other loans identified as needing additional review and analysis. The evaluation of loans in these categories involves an element of subjectivity but the process takes into consideration the risk of loss presented by the loans and potential sources of repayment, including collateral security. The evaluation is based upon a credit rating system that conforms to regulatory classification definitions that are extensively tested by management and the internal loan review department. Consideration is also given to historical data, trends in overall delinquencies, concentration of loans by industry and current economic conditions that may result in increased delinquencies, as well as other relevant factors.

At June 30, 1994, the allowance for loan losses was $62,936,000, compared with $63,788,000 at December 31, 1993 and $75,954,000 at June 30, 1993. The
provision for loan losses for the six months ended June 30, 1994 was $6,500,000, compared with $9,500,000 for the same period in 1993. The allowance for loan losses at June 30, 1994 was 3.52% of total loans, compared with 3.58% at December 31, 1993 and 4.50% of total loans at June 30, 1993. The allowance for loan losses to nonperforming loans was 128.4% at June 30, 1994 compared to 99.4% and 75.1% at December 31, 1993 and June 30, 1993, respectively. Net charge-offs for the six months ended June 30, 1994 were $7,352,000, compared with $9,384,000 for the same period in 1993. The decline in net charge-offs, exclusive of the charge of approximately $2,358,000 for the asset sale, reflected an improved stabilization of collateral values.

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

The following table sets forth the totals of the risk elements at the dates indicated:





(dollars in thousands)                                 6/30/94      12/31/93      6/30/93

Nonperforming assets
   Commercial and industrial                          $ 16,120      $ 18,632     $ 31,108
   Real estate-commercial and construction              29,851        36,373       63,965
   Real estate-residential                                 699         5,327        2,631
   Consumer                                              1,808         3,331        2,986
   Nonaccrual troubled debt restructurings                 528           528          508
     Total nonperforming loans                          49,006        64,191      101,198
Foreclosed real estate                                  38,740        45,003       54,600
     Total nonperforming assets                         87,746       109,194      155,798

Accruing loans past due 90 days or more as to
  principal or interest payments
   Commercial and industrial                               713           582        1,332
   Real estate-commercial and construction               1,878           382            -
   Real estate-residential                                 675         2,144        2,789
   Consumer                                              1,056         1,413        2,195
     Total loans past due 90 days or more                4,322         4,521        6,316
Other troubled debt restructurings                      31,424        35,335       37,729
     Total risk elements                              $123,492      $149,050     $199,843

Total nonperforming loans as a percentage
  of total loans                                          2.74%         3.60%        6.00%
Total nonperforming assets as a percentage
  of total loans and foreclosed real estate               4.81          5.98         8.94
Total risk elements as a percentage of total
  loans and foreclosed real estate                        6.76          8.16        11.46


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

In addition to the loans included in the risk elements table, Citizens has identified approximately $20,000,000 of potential problem loans at June 30, 1994. These loans, as well as the loans included in risk elements, have been considered in the analysis of the adequacy of the allowance for loan losses.

Interest income that would have been recorded for the six months ended June 30, 1994 if nonaccrual loans had been current was $2,424,000, including the reversal of previously accrued interest, compared with $4,400,000 for the same period in the prior year. Nonaccrual loans on which income is earned on a cash basis, amounted to $4,037,000 at June 30, 1994 and $6,432,000 at June 30, 1993.
Interest earned on all cash basis nonaccrual loans amounted to $346,000 and $378,000 for the six months ended June 30, 1994 and 1993, respectively. In addition, interest earned on restructured loans that are performing in accordance with their modified terms amounted to $788,000 and $1,047,000 for the six months ended June 30, 1994 and 1993, respectively. These loans would have earned $1,839,000 and $2,305,000 for the six months ended June 30, 1994 and 1993, respectively, had they performed in accordance with their original terms.

Management believes that the allowance for loan losses is adequate to absorb possible future losses on existing loans and commitments. In management's opinion, the provision for loan losses reflects the amount deemed appropriate to produce an allowance for loan losses adequate to meet the risk of loss characteristics of the loan portfolio at June 30, 1994.

At June 30, 1994, the loan portfolio had no concentration of loans exceeding 10% of total loans in specialized industries other than residential and commercial real estate and was primarily comprised of loans made in Citizens' market area.

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

Banking organizations are required to maintain a minimum total capital of 8.00% of risk-weighted assets, of which half must be core equity or Tier 1 capital. Citizens' Tier 1 capital as a percentage of total risk-weighted assets at June 30, 1994 was 11.56% compared with 11.15% and 10.52% at December 31, 1993 and
June 30, 1993, respectively. Total capital as a percentage of total risk-weighted assets was 13.91% at June 30, 1994 compared with 13.54% at year end 1993 and 12.93% at June 30, 1993.

The Board of Governors of the Federal Reserve System has also issued leverage capital adequacy standards, under which banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted total assets of at least 3.00% to 5.00%. At June 30, 1994 Citizens' leverage capital ratio was 8.20%.

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits.

No.   Description                                     Page

11*   Computation of Per Share Income                  17

b.    Reports on Form 8-K.

      On April 22, 1994, Citizens First Bancorp, Inc. announced that it has called for redemption its outstanding 6 3/4% Convertible Subordinated Debentures due August 1, 2001. The debentures will be redeemed on August 1, 1994. A total of $18,990,000 in principal amount of the debentures was outstanding at June 30, 1994. The redemption price to be paid for the debentures is 100% of principal amount, plus accrued interest through the date of redemption. After the redemption date, interest will cease to accrue. The debentures are convertible into the Company's Common Stock, at any time prior to the date of redemption, at a price of $10.27 per share.

      On May 26, 1994, Citizens First Bancorp, Inc. announced that it will redeem all of its outstanding Preferred Stock, Series A $2.50 Cumulative Convertible on July 14, 1994. The redemption price for each share of Preferred Stock is $23.00, plus $.51 in accrued dividends through the date of redemption, for a total of $23.51 per share. At any time prior to 5:00 p.m. on Thursday, July 14, 1994 each share of Preferred Stock may be converted into 8.78 shares of the Company's Common Stock.


SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CITIZENS FIRST BANCORP, INC.



Date:   August 15, 1994            By: RODNEY T. VERBLAAUW
                                       Rodney T. Verblaauw, President and
                                       Chief Administrative Officer





Date:   August 15, 1994            By: EUGENE V. MALINOWSKI
                                       Eugene V. Malinowski, C.P.A., Treasurer
                                       (Principal Financial Officer and
                                         Chief Accounting Officer)

                                  Exhibit Index

No.                                     Page

11*   Computation of Per Share Income    17